Form 10QSB
period 2005-06-30
Asian American Business Development CO
filed 2005-12-16
CIK 1327557

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                      FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2005

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number             000-51489


         Asian American Business Development Company
      --------------------------------------------
   (Exact name of registrant as specified in its charter)


          Nevada                                       75-3000774
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                   Identification No.)

671 Heinz Parkway
Estes Park, Colorado                              80517
(Address of principal Executive Offices)          (Zip Code)


970-577-8325
Issuer's Telephone Number:


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]      No [   ]

The number of outstanding shares of the registrant's common stock, June 30, 2005: Common Stock - 5,000,000

 PART I -- FINANCIAL INFORMATION

Asian American Business Development Company

Item 1. Financial Statements

Balance Sheets,
   December 31, 2004 and June 30, 2005(unaudited)
Statements of Operations for the
   Three months and
Six months ended
   June 30, 2005 and 2004 and February 12, 2002
   (inception) to June 30, 2005
   (unaudited)
Statements of Cash Flows for the
   Six months ended June 30, 2005
   and 2004 (unaudited)
Notes to financial statements

              ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY
                    (A DEVELOPMENTAL STAGE COMPANY)
                            BALANCE SHEETS

                                ASSETS

                                               Sept 30,      Dec 31,
                                                 2005         2004
                                              ----------   ----------
                                              (Unaudited)
CURRENT ASSETS
  Cash                                        $    2,432   $        -
                                              ----------   ----------
    TOTAL CURRENT ASSETS                           2,432            ?
                                              ==========   ==========


                  LIABILITIES AND STOCKHOLDERS? DEFICIT

CURRENT LIABILITIES
  Notes Payable to Related Party                  25,820       15,876
  Advance From Major Shareholder                  17,500            ?
                                              ----------   ----------
    TOTAL CURRENT LIABILITIES                     39,851       15,876
                                              ----------   ----------

STOCKHOLDERS? EQUITY (DEFICIT)
  Series A Preferred Stock $.0001 Par Value
   authorized 10,000,000 Shares, None Issued           ?            ?
  Common Stock, $.0001 Par Value, authorized,
   90,000,000 Shares, Issued and outstanding
   5,000,000                                         500          500
  Additional Paid-In-Capital                         500          500
  Retained Deficit                               (38,419)     (16,876)
                                              ----------   ----------
    TOTAL STOCKHOLDERS? (DEFICIT)                (37,419)     (15,876)
                                              ----------   ----------
    TOTAL LIABILITIES AND
     STOCKHOLDERS? DEFICIT                    $    2,432   $        -
                                              ==========   ==========





See accompanying notes

              ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY
                    (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS

                                                                             Feb 12, 2002
                             Three Months Ended        Six Months Ended     (Inception) to
                               June 30,            		 June 30,           June 30,
                             2004         2005         2004         2005         2005
                          ----------   ----------   ----------   ----------   ----------
                         (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
EXPENSES
  General and Administrative
    Expenses              $   (3,366)   $ (18,068)   $  (7,713)   $ (20,798)   $ (80,815)
  Interest Expense            (1,028)        (409)      (1,913)        (745)      (6,644)
                          ----------   ----------   ----------   ----------   ----------
LOSS FROM CONTINUING
  OPERATIONS                  (4,394)     (18,477)      (9,626)     (21,543)     (87,459)

INCOME TAXES                       ?            ?            -            ?        7,356
                          ----------   ----------   ----------   ----------   ----------
NET LOSS FROM
  CONTINUING OPERATION       ((4,394)     (18,477)      (9,626)     (21,543)     (80,103)
                          ----------   ----------   ----------   ----------   ----------

DISCONTINUED OPERATIONS
  Operating Loss From
   Discontinued Operations      (627)           ?       (1,539)           ?      (14,269)
  Gain on Sale of
   Discontinued Operations         ?            ?            -            ?       63,309
  Income Tax Expense(Benefit       -            -            -            -       (7,356)
                          ----------   ----------   ----------   ----------   ----------
INCOME (LOSS) FROM
  DISCONTINUED OPERATIONS       (627)           -       (1,539)           ?       41,684
                          ----------   ----------   ----------   ----------   ----------
NET (LOSS)                $   (5,021)  $  (18,477)  $  (11,165)  $  (21,543)  $  (38,419)
                          ----------   ----------   ----------   ----------   ----------

NET (LOSS) PER SHARE
  From Continuing
   Operations             $     0.00   $     0.00   $     0.00   $     0.00   $    (0.02)
  From Discontinuing
   Operations                   0.00         0.00         0.00         0.00         0.01
                          ----------   ----------   ----------   ----------   ----------
                          $     0.00   $     0.00   $     0.00   $     0.00   $    (0.01)
                          ==========   ==========   ==========   ==========   ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES
 OUTSTANDING               5,000,000    5,000,000    5,000,000    5,000,000    5,000 000
                          ==========   ==========   ==========   ==========   ==========

See accompanying notes

              ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY
                    (A DEVELOPMENTAL STAGE COMPANY)
                       STATEMENTS OF CASH FLOWS

                                                 Six months Ended,
                                                   June 30,
                                                 2004         2005
                                              ----------   ----------
                                              (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss from Continuing Operations         $  (11,165)  $  (21,543)
  Adjustment to Reconcile Net Loss To Net
   Cash Used By Continuing Operating Activities
  Change in Current Liabilities
    Note Payable to Related Party                 (9,267)       6,475
                                              ----------   ----------
NET CASH FLOWS USED BY CONTINUING OPERATIONS           -      (15,068)

NET CASH FLOWS USED BY DISCONTINUED OPERATIONS     1,897            ?
                                              ----------   ----------

NET CASH USED BY OPERATING ACTIVITIES                  -            -
                                              ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advance From Related Party                           ?       17,500

                                              ----------   ----------
NET CASH FROM FINANCING ACTIVITIES                     ?       17,500
                                              ----------   ----------

NET INCREASE (DECREASE) IN CASH                        ?        2,432

CASH AT BEGINNING OF PERIOD                            ?            -
                                              ----------   ----------
CASH AT END PERIOD                            $        -   $    1,673
                                              ==========   ==========
SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash Paid During the Period for:
    Interest                                  $    1,913   $      745
                                              ==========   ==========
    Income Taxes                              $        ?   $        ?
                                              ==========   ==========




See accompanying notes

              ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY
                    (A DEVELOPMENTAL STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2005


NOTE 1:  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------
Asian American Business Development Company (?Company?) was incorporated in the State of Nevada on February 12, 2002 as Wiltex First, Inc. On March 10, 2005, the company filed a certificate of amendment with the State of Nevada changing its name to Asian American Business Development Company. The Company has elected to prepare its financial statements in accordance with generally accepted accounting principles (United States) and has selected December 31, as its year end.

The financial statements include the accounts of the Company and its majority owned subsidiary, Wiltex A, Inc. from inception to August 2, 2004 (date of sale). All intercompany accounts and transactions have been eliminated in consolidation.

Galaxy Partners, LTD Corp. (a company owned by the sole shareholder of the Company) has managed and financed the Company since inception.

Basis of Presentation
---------------------
The accompany consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2004. Operating results for the quarter and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

Use of Estimates and Assumptions
--------------------------------
Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. Actual results could vary from the estimates used.

NOTE 2:  INVESTMENT IN WILTEX A, INC.

In exchange for the issuance of 10,000 shares of the Company?s common stock upon the initial stock issuance, the Company received 5,000,000 shares of common stock (representing 99.2%) of Wiltex A, Inc. (?Wiltex? another shell company) valued at $960 and a receivable from Galaxy Partners LTD Corp. (?Galaxy?) of $40. The $960 value assigned to Wiltex represented the Company?s portion of the book value of Wiltex on the date of contribution. On August 26, 2004, the Company sold 4,200,000 shares of Wiltex for $50,000 and recognized a gain on the sale in the amount of $63,309. The $50,000 proceeds from the sale was used to reduce the note payable to Galaxy. At June 30, 2005, the Company owns 800,000 shares of Wiltex (Wiltex has been renamed EMTA Corporation (?EMTA?)(representing 3.4 percent of the ownership interest in EMTA). As a result of EMTA?s accumulated losses, the investment in EMTA has been reduced to zero in the accompanying balance sheet at December 31, 2004 and June 30, 2005.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties. Asian American intends to become a business development company. Inasmuch as a major portion of our activities will relate of venture capital investments and professional management and administration of small businesses, our operations may be adversely affected by competitors such as private equity and venture capital funds, competitors of these small businesses and prolonged recessionary periods.

Financing activities.   For the six months ended June 30, 2005, we
received an advance of $17,500 from Galaxy Partners Ltd. Corp.
resulting in net cash from financing activities of $17,500 compared to $0 for the six months ended June 30, 2004.

Results of Operations.   We have not had any revenue since inception.
All of our expenses have been paid by Galaxy Partners Ltd. Corp, a company controlled by James Hogue, an officer, director and principal shareholder of Asian American.

For the three months ended June 30, 2005, Asian American received no
revenues.   Expenses for the three months ended June 30, 2005 increased to $18,068 from $3,366 for the three months ended June 30, 2004. Expenses for the three months ended June 30, 2005 consisted of basic operating expenses spent to set up business operations and to become a
reporting company under the Exchange Act of 1934.   The main reason for
the increase was due to a decrease in management fees, office rent, telephone and other expenses offset by an increase in legal and professional fees from $0 to $15,000. The increase in legal and professional fees was due to the preparation of the Form 10SB filed with the Securities and Exchange Commission.

For the Six months ended June 30, 2005, Asian American received no
revenues.   Expenses for the six months ended June 30, 2005 increased
to $20,798 from $7,713 for the six months ended June 30, 2004.
Expenses for the six months ended June 30, 2005 consisted of basic operating expenses spent to set up business operations and to become a
reporting company under the Exchange Act of 1934.   The main reason for
the increase was due to a decrease in management fees, office rent, telephone and other expenses offset by an increase in legal and professional fees from $0 to $16,080. The increase in legal and professional fees was due to the preparation of the Form 10SB filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements

No new pronouncement issued by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants or the Securities and Exchange Commission is expected to have a material impact on Asian American's financial position or reported results of operations.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)). Based on his evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this quarterly report on Form 10QSB has been made known to him in a timely fashion.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. Not applicable.

Item 2. Changes in Securities and Use of Proceeds.

Item 3. Defaults Upon Senior Securities.
        not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
         not applicable.

Item 5. Other Information. Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)   Reports on Form 8-K.   none
(b)   Exhibits.    none

                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  December 12, 2005

Asian American Business Development Company

By  /s/ James E. Hogue
    ------------------------
    James E. Hogue
    President and CEO