Form 10QSB
period 2005-09-30
Asian American Business Development CO
filed 2005-12-16
CIK 1327557

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                      FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2005

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

Yes  [ X ]      No [   ]

The number of outstanding shares of the registrant's common stock, September 30, 2005: Common Stock - 5,000,000

 PART I -- FINANCIAL INFORMATION

Asian American Business Development Company

Item 1. Financial Statements

Balance Sheets,
   December 31, 2004 and September 30, 2005(unaudited)
Statements of Operations for the
   Three months and
   Nine months ended
   September 30, 2005 and 2004 and from February 12, 2005
   (inception) to September 30, 2005
   (unaudited)
Statements of Cash Flows for the
   Nine months ended September 30, 2005
   and 2004 (unaudited)
Notes to financial statements

              ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY
                    (A DEVELOPMENTAL STAGE COMPANY)
                            BALANCE SHEETS

                                ASSETS

                                               Sept 30,      Dec 31,
                                                 2005         2004
                                              ----------   ----------
                                              (Unaudited)
CURRENT ASSETS
  Cash                                        $    1,673   $        -
                                              ----------   ----------
    TOTAL CURRENT ASSETS                           1,673            ?
                                              ==========   ==========


                  LIABILITIES AND STOCKHOLDERS? DEFICIT

CURRENT LIABILITIES
  Notes Payable to Related Party                  25,820       15,876
  Advance From Major Shareholder                   1,750            ?
                                              ----------   ----------
    TOTAL CURRENT LIABILITIES                     43,320       15,876
                                              ----------   ----------

STOCKHOLDERS? EQUITY (DEFICIT)
  Series A Preferred Stock $.0001 Par Value
   authorized 10,000,000 Shares, None Issued           ?            ?
  Common Stock, $.0001 Par Value, authorized,
   90,000,000 Shares, Issued and outstanding
   5,000,000                                         500          500
  Additional Paid-In-Capital                         500          500
  Retained Deficit                               (42,647)     (16,876)
                                              ----------   ----------
    TOTAL STOCKHOLDERS? (DEFICIT)                 41,647      (15,876)
                                              ----------   ----------
    TOTAL LIABILITIES AND
     STOCKHOLDERS? DEFICIT                    $    1,673   $        -
                                              ==========   ==========





See accompanying notes.

              ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY
                    (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS

                                                                             Feb 12, 2002
                             Three Months Ended        Nine Months Ended     (Inception) to
                               September 30,             September 30,         Sept 30,
                             2004         2005         2004         2005         2005
                          ----------   ----------   ----------   ----------   ----------
                         (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
EXPENSES
  General and Administrative
    Expenses              $   10,118   $    3,759   $   17,831   $   24,557   $   84,574
  Interest Expense               450          469        2,363        1,214        7,113
                          ----------   ----------   ----------   ----------   ----------
LOSS FROM CONTINUING
  OPERATIONS                 (10,568)      (4,228)     (20,194)     (25,771)     (91,687)

INCOME TAXES                       ?            ?        7,356            ?        7,356
                          ----------   ----------   ----------   ----------   ----------
NET LOSS FROM
  CONTINUING OPERATION       (10,568)      (4,228)     (12,838)     (25,771)     (84,331)
                          ----------   ----------   ----------   ----------   ----------

DISCONTINUED OPERATIONS
  Operating Loss From
   Discontinued Operations         ?            ?       (2,462)           ?      (14,269)
  Gain on Sale of
   Discontinued Operations         ?            ?       63,309            ?       63,309
  Income Tax Expense (Benefit)      -            ?       (7,356)            ?       (7,356)
                          ----------   ----------   ----------   ----------   ----------
INCOME (LOSS) FROM
  DISCONTINUED OPERATIONS          ?            ?       53,491            ?       41,684
                          ----------   ----------   ----------   ----------   ----------
NET (LOSS)                $  (10,568)  $   (4,228)  $  (40,653)  $  (25,771)  $  (42,647)
                          ----------   ----------   ----------   ----------   ----------

NET (LOSS) PER SHARE
  From Continuing
   Operations             $     0.00   $     0.00   $     0.00   $     0.00   $    (0.02)
  From Discontinuing
   Operations                   0.00         0.00         0.00         0.00         0.01
                          ----------   ----------   ----------   ----------   ----------
                          $     0.00   $     0.00   $     0.00   $     0.00   $    (0.01)
                          ==========   ==========   ==========   ==========   ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES
 OUTSTANDING               5,000,000    5,000,000    5,000,000    5,000,000    5,000 000
                          ==========   ==========   ==========   ==========   ==========

See accompanying notes.

              ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY
                    (A DEVELOPMENTAL STAGE COMPANY)
                       STATEMENTS OF CASH FLOWS

                                                 Nine months Ended,
                                                   September 30,
                                                 2004         2005
                                              ----------   ----------
                                              (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss from Continuing Operations         $  (12,838)  $  (25,771)
  Adjustment to Reconcile Net Loss To Net
   Cash Used By Continuing Operating Activities
    Deferred Tax Expense                          (7,356)           ?
  Change in Current Liabilities
    Note Payable to Related Party                (29,806)       9,944
                                              ----------   ----------
NET CASH FLOWS USED BY CONTINUING OPERATIONS     (50,000)     (15,827)

NET CASH FLOWS FROM DISCONTINUED OPERATIONS       50,000            ?
                                              ----------   ----------

NET CASH USED BY OPERATING ACTIVITIES                  -      (15,827)
                                              ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advance From Related Party                           ?       17,500

                                              ----------   ----------
NET CASH FROM FINANCING ACTIVITIES                     ?       17,500
                                              ----------   ----------

NET INCREASE IN CASH                                   ?        1,673

CASH AT BEGINNING OF PERIOD                            ?            -
                                              ----------   ----------
CASH AT END PERIOD                            $        -   $    1,673
                                              ==========   ==========
SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash Paid During the Period for:
    Interest                                  $    2,363   $    1,214
                                              ==========   ==========
    Income Taxes                              $        ?   $        ?
                                              ==========   ==========





See accompanying notes.

              ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY
                    (A DEVELOPMENTAL STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2005


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

Basis of Presentation
---------------------
The accompany consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2004. Operating results for the quarter and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

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

NOTE 2:  INVESTMENT IN WILTEX A, INC.

In exchange for the issuance of 10,000 shares of the Company?s common stock upon the initial stock issuance, the Company received 5,000,000 shares of common stock (representing 99.2%) of Wiltex A, Inc. (?Wiltex? another shell company) valued at $960 and a receivable from Galaxy Partners LTD Corp. (?Galaxy?) of $40. The $960 value assigned to Wiltex represented the Company?s portion of the book value of Wiltex on the date of contribution. On August 26, 2004, the Company sold 4,200,000 shares of Wiltex for $50,000 and recognized a gain on the sale in the amount of $63,309. The $50,000 proceeds from the sale was used to reduce the note payable to Galaxy. At September 30, 2005, the Company owns 800,000 shares of Wiltex (Wiltex has been renamed EMTA Corporation (?EMTA?)(representing 3.4 percent of the ownership interest in EMTA). As a result of EMTA?s accumulated losses, the investment in EMTA has been reduced to zero in the accompanying balance sheet at December 31, 2004 and September 30, 2005.

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

Financing activities.   For the nine months ended September 30, 2005,
we received an advance of $17,500 from Galaxy Partners Ltd. Corp.
resulting in net cash from financing activities of $17,500 compared to $0 for the nine months ended September 30, 2004.

Results of Operations.   We have not had any revenue since inception.
All of our expenses have been paid by Galaxy Partners Ltd. Corp, a company controlled by James Hogue, an officer, director and principal shareholder of Asian American.

For the three months ended September 30, 2005, Asian American received
no revenues.   Expenses for the three months ended September 30, 2005
decreased to $3,759 from $10,118 for the three months ended September
30, 2004.   Expenses for the three months ended September 30, 2005
consisted of basic operating expenses spent to set up business operations and to become a reporting company under the Exchange Act of
1934.   The main reason for the decrease was due to a decrease in legal and professional fees from $6,266 to $750. The decrease in legal and professional fees was due to the preparation of the Form 10SB filed with the Securities and Exchange Commission during the three months ended September 30, 2004 which was non-recurring in the three months ended September 30, 2005.

For the nine months ended September 30, 2005, Asian American received
no revenues.   Expenses for the nine months ended September 30, 2005
increased to $24,557 from $17,831 for the nine months ended September
30, 2004.   Expenses for the nine months ended September 30, 2005
consisted of basic operating expenses spent to set up business operations and to become a reporting company under the Exchange Act of
1934.   The main reason for the increase was due to a decrease in
management fees, office rent, telephone and other expenses offset by an increase in legal and professional fees from $6,266 to $16,830. The increase in legal and professional fees was due to the preparation of the Form 10SB filed with the Securities and Exchange Commission.

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