Form 10KSB
period 2005-12-31
Earth Energy Reserves, Inc.
filed 2006-04-17
CIK 1327557

FORM 10-KSB
    SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C. 20549
[ ] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
   THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended: December 31, 2005
                       OR
[ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from

Commission file number:       000-51489

            Earth Energy Reserves, Inc.
(formerly Asian American Business Development Company)
     (Exact name of Small Business Issuer in its charter)



Nevada                          75-3000774
  (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization           Identification No.)

671 Heinz Parkway
Estes Park, CO                        80517
 (Address of principal executive offices)            (Zip Code)

Registrant's Telephone number, including area code:  (970) 577-8325


Securities registered pursuant to Section 12(b) of the Act:       None
Securities registered pursuant to Section 12(g) of the Act:
   Common Stock, $.0001 par value

Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act   [   ]

Check whether the Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes    __x__          No  _____

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Corporation's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[ x ]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [x]   No [ ]

The Corporation's revenues for its most recent fiscal year were $0.00. As of December 31, 2005, the market value of the Corporation's voting $.000l par value common stock held by non-affiliates of the Corporation was $0.00.

The number of shares outstanding of Corporation's common stock, as of December 31, 2005 was 5,000,000 shares of its $.0001 par value common stock. The number of shares outstanding of Corporation's common stock, as of March 31, 2006 was 7,730,000 shares of its $.0001 par value common stock.


No documents are incorporated into the text by reference.

Transitional Small Business Disclosure Format (check one)
 Yes                No     x
     --------          --------

             PART I
ITEM 1.    BUSINESS

Earth Energy Reserves, Inc. was incorporated in the State of Nevada on February 12, 2002 as Wiltex First, Inc. On March 10, 2005, the Corporation filed a certificate of amendment with the State of Nevada changing its name to Asian American Business Development Company. On March 13, 2006, the Corporation filed a certificate of amendment with the State of Nevada changing its name to Earth Energy Reserves, Inc.

On December 16, 2005, the Corporation elected to be regulated as a Business Development Company as that term is defined in Section 54 of the Investment Company Act. As a BDC, the Corporation was subject to the laws and regulations contained in the Investment Company Act of 1940. As a BDC, the Corporation became subject to significant regulation of its activities.

On February 10, 2006, the board of directors unanimously approved a proposal to withdraw the Corporation's election to be treated as a BDC as soon as practicable, so that it might again conduct business as a regular company rather than as a BDC subject to the Investment Company Act.

As a result of our current business plan, the nature of the Corporation's business is changing from simply being in the business of investing, reinvesting, owning, holding, or trading in investment securities toward that of an independent oil and company whose focus is the acquisition, drilling and production of oil and natural gas in the United States. The board of directors believed that BDC regulation would be inappropriate for such activities.

We intend to be an independent oil and natural gas company engaged in the acquisition, drilling and production of oil and natural gas in the United States. Our principal areas of interest are the Gulf of Mexico, Texas, Oklahoma, Louisiana, Utah, Montana, Wyoming and Canada.

We intend to invest primarily in domestic oil and natural gas interests, including prospects, leases, wells, mineral rights, working interests, royalty interests, overriding royalty interests, net profits interests, production payments, farm-ins, drill to earn arrangements, partnerships, easements, rights of way, licenses and permits, in the offshore Gulf of Mexico, onshore Texas, onshore Louisiana, and several Western states. We also intend to produce and market production from the oil and gas interests and may enter into operating, product marketing, and other such arrangements in connection with such production and marketing.

Our Strategy

Our exploration strategy is predicated upon the two core tenets of the oil and natural gas industry. First, that the only competitive advantage in the commodity-based oil and natural gas business is to be among the lowest cost producers. Second, that virtually all the exploration and production industry?s value creation occurs through the drilling of successful exploratory wells. To this end, our business strategy includes the following elements:

Participation in exploration prospects as a non-operator. For the foreseeable future, we intend to pursue prospects in partnership with other companies with exploration, development and production expertise. We will participate as a non-operator and will evaluate prospects based, in part, on the operator?s track record and resources. We are in discussions with several other oil and gas producers at the present time, however we have not entered into any other agreements or understandings with any proposed partners and there can be no assurance we will be able to enter into any other partnership arrangement on terms acceptable to us.

Negotiated acquisitions of properties. We may acquire producing properties based on our view of the pricing cycles of oil and natural gas and available exploitation opportunities of proved, probable and possible reserves. As of March 31, 2006, we have not acquired any such properties.

Controlling general and administrative and geological and geophysical costs. We intend to maximize returns on capital by minimizing our executive salaries and up-front costs in seismic data, hardware, software, geological and geophysical overhead and prospect generation. We also intend to outsource our geological, geophysical, reservoir engineering and land functions, and partner with cost efficient operators whenever possible.

At the present time, we have two employees, our chief executive officer and our chief financial officer, James E. Hogue and Jim Phillip, respectively. We have developed an operating strategy that is based on our participation in exploration prospects as a non-operator for the foreseeable future. We intend to use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental and tax services. We will also pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing. As a non-operator working interest owner, we intend to rely on outside operators to drill, produce and market our natural gas and oil. We believe that by limiting our management and employee costs, we may be able to better control total costs and retain flexibility in terms of project management.

Properties and Participations

We are in discussions with several oil and gas producers at the present time concerning joint participations, however we have not entered into any agreements or understandings with any proposed partners.

Marketing and Pricing

We will derive revenue principally from the sale of oil and natural gas. As a result, our revenues are determined, to a large degree, by prevailing prices for crude oil and natural gas. We intend to sell our oil and natural gas on the open market at prevailing market prices. The market price for oil and natural gas is dictated by supply and demand, and we cannot accurately predict or control the price we may receive for our oil and natural gas.

Price decreases would adversely affect our revenues, profits and the value of our proved reserves. Historically, the prices received for oil and natural gas have fluctuated widely. Among the factors that can cause these fluctuations are:

   -  The domestic and foreign supply of natural gas and oil
   -  Overall economic conditions
   -  The level of consumer product demand
   -  Weather conditions
   - The price and availability of competitive fuels such as heating oil and coal
   - Political conditions in the Middle East and other natural gas and oil producing regions
   -  The level of oil and natural gas imports
   -  Domestic and foreign governmental regulations
   -  Potential price controls

We may enter into hedging arrangements to reduce our exposure to decreases in the prices of oil and natural gas. Hedging arrangements may expose us to risk of significant financial loss in some circumstances including circumstances where:

   - There is a change in the expected differential between the underlying price in the hedging agreement and actual prices received
   -  Our production and/or sales of natural gas are less than expected
   - Payments owed under derivative hedging contracts typically come due prior to receipt of the hedged month?s production revenue
   - The other party to the hedging contract defaults on its contract obligations

In addition, hedging arrangements limit the benefit we would receive from increases in the prices for oil and natural gas. On the other hand, we may choose not to engage in hedging transactions in the future. As a result, we may be more adversely affected by changes in oil and natural gas prices than our competitors who engage in hedging transactions.
Competition

We will compete with numerous other companies in virtually all facets of our business. Our competitors in the exploration, development, acquisition and production business include major integrated oil and gas companies as well as numerous independents, including many that have significantly greater financial resources and in-house technical expertise.

Government Regulations

   - Federal Income Tax. Federal income tax laws will significantly affect our operations. The principal provisions that will affect us are those that permit us, subject to certain limitations, to deduct as incurred, rather than to capitalize and amortize, our domestic ?intangible drilling and development costs? and to claim depletion on a portion of our domestic oil and natural gas properties based on 15% of our oil and natural gas gross income from such properties (up to an aggregate of 1,000 Bbls per day of domestic crude oil and/or equivalent units of domestic natural gas).

   - Environmental Matters. Domestic oil and natural gas operations are subject to extensive federal regulation and, with respect to federal leases, to interruption or termination by governmental authorities on account of environmental and other considerations such as the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) also known as the ?Super Fund Law.? The trend towards stricter standards in environmental legislation and regulation could increase our costs and others in the industry. Oil and natural gas lessees are subject to liability for the costs of clean-up of pollution resulting from a lessee?s operations, and may also be subject to liability for pollution damages. We intend to obtain insurance against costs of clean-up operations, but we have no such insurance at this time and it is unlikely that we will be able to fully insure against all such risks. A serious incident of pollution may also result in the Department of the Interior requiring lessees under federal leases to suspend or cease operation in the affected area.

The Oil Pollution Act of 1990 (the OP A) and regulations hereunder impose a variety of regulations on ?responsible parties? related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of federal safety, construction or operating regulations. Few defenses exist to the liability imposed by the OPA. In addition, to the extent we acquire offshore leases and those operations affect state waters, we may be subject to additional state and local clean-up requirements or incur liability under state and local laws. The OPA also imposes ongoing requirements on responsible parties, including proof of financial responsibility to cover at least some costs in a potential spill. We cannot predict whether the financial responsibility requirements under the OPA amendments will adversely restrict our proposed operations or impose substantial additional annual costs to us or otherwise materially adversely affect us. The impact, however, should not be any more adverse to us than it will be to other similarly situated or less capitalized owners or operators in the Gulf of Mexico.

Our onshore operations will be subject to numerous federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. Such laws and regulations, among other things, impose absolute liability on the lessee for the cost of clean-up of pollution resulting from a lessee?s operations, subject the lessee to liability for pollution damages, may require suspension or cessation of operations in affected areas, and impose restrictions on the injection of liquids into subsurface aquifers that may contaminate groundwater. Such laws could have a significant impact on our operating costs, as well as the natural gas and oil industry in general. Federal, state and local initiatives to further regulate the disposal of natural gas and oil wastes are also pending in certain jurisdictions, and these initiatives could have a similar impact on us. Our operations will also be subject to additional federal, state and local laws and regulations relating to protection of human health, natural resources, and the environment pursuant to which we may incur compliance costs or other liabilities.

   Other Laws and Regulations. Various laws and regulations often require permits for drilling wells and also cover spacing of wells, the prevention of waste of natural gas and oil including maintenance of certain gas/oil ratios, rates of production and other matters. The effect of these laws and regulations, as well as other regulations that could be promulgated by the jurisdictions in which we have production, could be to limit the number of wells that could be drilled on our properties and to limit the allowable production from the successful wells completed on our properties, thereby limiting our revenues.

Employees

We have two employees, both of whom are part-time. For the foreseeable future, we intend to use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental and tax services.


ITEM 2.  PROPERTIES.

Our corporate offices are located at 671 Heinz Parkway, Estes Park,
Colorado 80517.   These offices consist of 500 square feet and are
provided free of charge from James Hogue, an officer and director.

The Corporation has not commenced business and has no assets.


ITEM 3.    LEGAL PROCEEDINGS.

The Corporation is not involved in any legal proceedings at this date.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the last quarter of the fiscal year ended December 31, 2005, no matters were submitted to a vote of Earth Energy security holders, through the solicitation of proxies.

                  PART II

ITEM 5.    MARKET FOR CORPORATION'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Our common stock is not traded over the counter. We do not intend to apply for the listing of our common stock on the Over The Counter
Bulletin Board within the next twelve months.

Holders

As of December 31, 2005, the approximate number of shareholders of common stock of Earth Energy was 7.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors as the board of directors deems relevant.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties. We intend to be an independent oil and natural gas company engaged in the acquisition, drilling and production of oil and natural gas in the United States. Our future operations may be adversely affected by our competitors, fluctuating oil prices, changing foreign political environments and any prolonged recessionary periods.

Results of Operations.   We have not had any revenue since inception.
All of our expenses have been paid by Galaxy Partners Ltd. Corp, a company controlled by James Hogue, an officer, director and principal shareholder of Earth Energy.

For the year ended December 31, 2005, Earth Energy received no
revenues.   Expenses for the year ended December 31, 2005 increased to
$30,244 from $21,197 for the year ended December 31, 2004. Expenses for the year ended December 31, 2005 consisted of basic operating expenses and expenses to become a BDC under the Investment Company Act
of 1940.   The main reason for the increase was due to increase in
legal and professional fees from $6,266 to $18,478 and a decrease in other expenses from $14,931 to $11,766. The increase in legal and professional fees was due to the preparation of the registration documents with the Securities and Exchange Commission.

Recent Accounting Pronouncements

No new pronouncement issued by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants or the Securities and Exchange Commission is expected to have a material impact on Asian American's financial position or reported results of operations.

Plan of Operation. We have developed an operating strategy that is based on our participation in exploration prospects as a non-operator for the foreseeable future. We intend to use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental and tax services. We will also pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing. As a non-operator working interest owner, we intend to rely on outside operators to drill, produce and market our natural gas and oil. We believe that by limiting our management and employee costs, we may be able to better control total costs and retain flexibility in terms of project management.

The Corporation may experience problems; delays, expenses and difficulties sometimes encountered by an enterprise in the Corporation?s stage, many of which are beyond the Corporation?s control. These include, but are not limited to, unanticipated problems relating to additional costs and expenses that may exceed current estimates and competition.

The Corporation is not delinquent in any of its obligations even though the Corporation has generated no operating revenues. The Corporation intends to pursue our business plan utilizing cash made available from the additional advances from Galaxy, the private sale of our securities and future operations. The Corporation's management is of the opinion that the additional advances, proceeds of the sales of its securities and future revenues will be sufficient to pay our expenses for the next twelve months.

The Corporation is pursuing financing for its operations and seeking additional private investments. In addition, the Corporation is seeking to expand its revenue base. Failure to secure such financing or to raise additional equity capital and to expand its revenue base may result in the Corporation not being able pay its obligations.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The response to this item is being submitted as a separate section of this report beginning on page 18.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A CONTROLS AND PROCEDURES

Controls and Procedures. James E. Hogue, the Chief Executive Officer and John M. Thompson, III, the Chief Financial Officer of the Corporation have made an evaluation of the disclosure controls and procedures relating to the annual report on Form 10KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of December 31, 2005 (the evaluation date).

There have not been any significant changes in the internal controls of the Corporation or other factors that could significantly affect internal controls relating to the Corporation since the evaluation date.

             PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

Our management consists of:

Name                     Age               Title

James E. Hogue           68             President/CEO
                                       Chairman of the Board

James R. Phillips        57           Vice President/Secretary/
                                       Treasurer and Director

John M. Thompson, III    64            Chief Financial Officer/
                                       Chief Marketing Officer/
                                               Director

James E. Hogue. Mr. Hogue has served as chairman and president of Earth Energy since inception. Since 1991, Mr. Hogue has serviced as president of Martex Oil and Gas, Inc. From 1996 to 1999, Mr. Hogue became president, chief operating officer and a director of Cotton Valley Resources Corporation, a publicly traded AMEX company (KTN).
Mr. Hogue has served as chairman, president and chief financial officer of Galaxy Partners Ltd. Corporation, a consulting firm, since 1995.

James R. Phillips, Jr.   Mr. Phillips has served as vice president,
secretary, treasurer and director of Earth Energy since March 2005. From 1993 to 2004, Mr. Phillips was a financial consultant, registered investment advisor of Raymond James and Associates, Inc., Waco, Texas.

Mr. Phillips holds the following business registrations/licenses:
   -   Registered Representative Securities Industry,
   -   Registered Investment Advisor
   -   Securities Licensing Series Seven
   -   Securities Licensing Series Six
   -   Commodities Licensed, and
   -   Insurance and Annuities Licensed

Mr. Phillips graduated from Texas Tech University in 1970 with a
Bachelor of Business Administration in Finance & Banking.

John M. Thompson, III. Mr. Thompson has been chief financial officer, chief marketing officer and director of Earth Energy since March 2005, 2005. Mr. Thompson has been a professor at Texas Christian University from 1979 to present. Mr. Thompson has been a principal of Loucks, Thompson, Starling & Associates, a consulting firm from 1980 to present. Mr. Thompson graduated from Texas Christian University in 1963 with a Bachelor of Science in commerce. Mr. Thompson obtained a Master of Business Administration from Texas Christian University in 1969.

All directors hold office until the completion of their term of office, which is not longer than three years, or until their successors have been elected and have been qualified. All officers are appointed annually by the board of directors and, subject to existing employment agreements, serve at the discretion of the board. Currently, directors receive no compensation.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, Earth Energy?s board of directors will establish an audit committee, investment committee and a compensation committee. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The investment committee will review and approve all investments in excess of $25,000 and assist in determining the carrying values of portfolio investments. The compensation committee will manage the stock option plan and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees.

All directors will be reimbursed by Asian American for any expenses incurred in attending directors' meetings provided that Asian American has the resources to pay these fees. Asian American will consider applying for officers and directors liability insurance at such time when it has the resources to do so.

Stock Option Plan

Pursuant to the May 1, 2005 board of directors' approval and subsequent stockholder approval, we adopted our 2005 Non-Statutory Stock Option Plan whereby Earth Energy reserved for issuance up to 5,000,000 shares of its common stock.

Management intends to issue options under the plan to certain current members of its management team as well as other persons whom it considers to be important to its current and proposed business activities, as follows with all options exercisable at $.001 per share for a period of five years from the date of issuance.

As previously indicated, the board of directors, on May 1, 2005, adopted the plan so as to provide a long-term incentive for employees, non-employee directors, consultants, attorneys and advisors of Earth Energy and its subsidiaries, if any. The board of directors believes that Earth Energy's policy of granting stock options to such persons will continue to provide it with a critical advantage in attracting and retaining qualified candidates. In addition, the plan is intended to provide Earth Energy with maximum flexibility to compensate plan participants. It is expected that such flexibility will be an integral part of Earth Energy's policy to encourage employees, non- employee directors, consultants, attorneys and advisors to focus on the long-term growth of stockholder value. The board of directors believes that important advantages to Asian American are gained by an option program such as the plan which includes incentives for motivating employees of Earth Energy, while at the same time promoting a closer identity of interest between employees,
   -   non-employee directors,
   -   consultants,
   -   attorneys, and
   -   advisors on the one hand,
   -   and the stockholders on the other.

The principal terms of the plan are summarized below, however it is not intended to be a complete description thereof and such summary is qualified in its entirety by the actual text of the plan.

Summary Description of Earth Energy?s 2005 Non-Statutory Stock Option
Plan

The purpose of the plan is to provide directors, officers and employees of, consultants, attorneys and advisors to Earth Energy and its subsidiaries, if any, with additional incentives by increasing their ownership interest in Earth Energy. Directors, officers and other employees of Earth Energy and its subsidiaries are eligible to participate in the plan. Options in the form of Non-Statutory Stock Options may also be granted to directors who are not employed by Earth Energy and consultants, attorneys and advisors to Earth Energy providing valuable services to Earth Energy and its subsidiaries. In addition, individuals who have agreed to become an employee of, director of or an attorney, consultant or advisor to Earth Energy and/or its subsidiaries are eligible for option grants, conditional in each case on actual employment, directorship or attorney, advisor and/or consultant status. The plan provides for the issuance of NSO's only, which are not intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code, as amended.

The board of directors of Earth Energy or a compensation committee will administer the plan with the discretion generally to determine the terms of any option grant, including the:
   -   exercise price,
   -   number of option shares,
   -   term,
   -   vesting schedule, and
   -   the post-termination exercise period.

 Notwithstanding this discretion:
   -   the term of any option may not exceed 10 years, and
   -   an option will terminate as follows:
   - if such termination is on account of termination of employment for any reason other than death, without cause, such options shall terminate one year thereafter;
   - if such termination is on account of death, such options shall terminate 15 months thereafter; and
   - if such termination is for cause (as determined by the board of directors and/or compensation committee), such options shall terminate immediately.

Unless otherwise determined by the board of directors or compensation committee, the exercise price per share of common stock subject to an option shall be equal to no less than 10% of the fair market value of the common stock on the date such option is granted. No NSO shall be assignable or otherwise transferable except by will or the laws of descent and distribution or except as permitted in accordance with SEC Release No.33-7646 as effective April 7, 1999.

The plan may be amended, altered, suspended, discontinued or terminated by the board of directors without further stockholder approval, unless such approval is required by law or regulation or under the rules of the stock exchange or automated quotation system on which the common stock is then listed or quoted. Thus, stockholder approval will not necessarily be required for amendments which might increase the cost of the plan or broaden eligibility except that no amendment or alteration to the plan shall be made without the approval of stockholders which would:

   - increase the total number of shares reserved for the purposes of the plan or decrease the NSO price (except as provided in paragraph 9 of the plan) or change the classes of persons eligible to participate in the plan, or
   -   extend the NSO period, or
   - materially increase the benefits accruing to plan participants, or
   - materially modify plan participation eligibility requirements, or
   -   extend the expiration date of the plan.

Unless otherwise indicated the plan will remain in effect until terminated by the board of directors.


ITEM 10.  EXECUTIVE COMPENSATION

No officer, director or employee has received any cash compensation to date, and no director, officer or employee has a contract or commitment to receive annual compensation in excess of $100,000. Each officer and director will be paid a negotiated percentage of profits for the events that they arrange. They will receive no other compensation from us until we are operating profitably.

Board of Directors Compensation.  Currently board members receive no
special compensation for meetings or time incurred.    Director
liability insurance may be provided to all members of the Board of Directors. No differentiation shall be made for any further compensation of "outside directors" and those officers of the Corporation serving in that capacity.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 31, 2006 by: (i) each current director and nominee for director; (ii) all executive officers and current directors of the Company as a group; and (iii) all stockholders known by the Company to be beneficial owners of more than five percent of the outstanding shares of Common Stock or Preferred Stock. The information in this table is based solely on a review by the Company of its capital stock transfer records and on publicly available filings made with the SEC by or on behalf of the stockholders listed below, and is based on 7,730,000 outstanding shares of common stock.

Name and Address of           Number of Shares
Beneficial Owner           Beneficially Owned       Percent of Class
James E. Hogue
671 Heinz Parkway
Estes Park, CO 80517          5,000,000                   64.68%

James Phillips
6801 Sanger Avenue
Suite 101
Waco, TZ 76710                  500,000                    6.5%

John M. Thompson, III
7801 Bayshore Court
Fort Worth, TX 76179            500,000                    6.5%

Officers and Directors
as a group (3 members)        6,000,000                   77.62%

Ted R. Hogue
9427 Covemeadow
Dallas TX                       500,000                    6.5%

1. Unless otherwise indicated, Earth Energy believes that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise
of options, warrants or convertible securities.   Each beneficial
owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised

Additionally, as of March 31, 2006, Earth Energy has 5,230,000 warrants outstanding. Each warrant is exercisable for a period of 5 years into
one common share of Earth Energy at the exercise price of $.001.   The
chart below sets forth the ownership, or claimed ownership, of certain
individuals and entities.   This chart discloses those persons known by
the board of directors to have, or to claim to have, beneficial ownership of more than 5% of the outstanding warrants as of March 31, 2006; of all directors and executive officers of Earth Energy; and of our directors and officers as a group.

Name and Address of           Number of Shares
Beneficial Owner           Beneficially Owned       Percent of Class
James E. Hogue
671 Heinz Parkway
Estes Park, CO 80517          2,500,000                   47.80%

James Phillips
6801 Sanger Avenue
Suite 101
Waco, TZ 76710                  500,000                    9.56%

John M. Thompson, III
7801 Bayshore Court
Fort Worth, TX 76179            500,000                    9.56%

Officers and Directors
as a group (3 members)        3,500,000                   66.92%

Ted R. Hogue
9427 Covemeadow
Dallas TX                       500,000                    9.56%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The note payable to related party is due Galaxy and represents amounts paid by Galaxy for general and administrative expenses. The note is due on demand and bears interest at the rate of 8 percent calculated on the average outstanding monthly balance. The advance from the major stockholder represents cash advanced to Earth Energy from its major stockholder of Earth Energy. The advance is due on demand and does not accrue interest.

All General and Administrative expenses of Earth Energy have been paid by Galaxy and are shown as an increase in the note payable. Interest expense has been accrued on the note payable and has been added to the outstanding balance of the note payable. The $50,000 received from the sale of Wiltex was received by Galaxy and was used to reduce the amount owed by Earth Energy to Galaxy.

ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

     (A)    FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements and schedules are filed as part of this report:

                        EARTH ENERGY RESERVES, INC.
          (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                     (A DEVELOPMENTAL STAGE COMPANY)
                            TABLE OF CONTENTS


                                                              Page

Report of Independent Registered Public Accounting Firm        F-2

Balance Sheets as of December 31, 2004 and 2005                F-3

Statements of Operations for the Years Ended
  December 31, 2004 and 2005, and For the Period
  February 12, 2002 (Inception) to December 31, 2005           F-4

Statements of Stockholder?s Deficit for the Period
  February 12, 2002 (Inception) to December 31, 2005           F-5

Statements of Cash Flows for the Years Ended
  December 31, 2004 and 2005 and For the Period
  February 12, 2002 (Inception) to December 31, 2005           F-6

Notes to Financial Statements                                  F-8

                     Killman, Murrell & Company, P.C.
                       Certified Public Accountants

3300 N. A Street, Bldg. 4, Ste 200       1931 E. 37th Street, Suite 7
Midland, Texas  79705                    Odessa, Texas  79762
(432) 686-9381                           (432) 363-0067
Fax (432) 684-6722                       Fax (432) 363-0376

2626 Royal Circle
Kingwood, Texas  77339
(281) 359-7224
Fax (281) 359-7112


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholder and Board of Directors
Earth Energy Reserves, Inc.
(Formerly Asian American Business Development Company)
Estes Park, Colorado

We have audited the accompanying balance sheets of Earth Energy Reserves, Inc. (a developmental stage company) as of December 31, 2004 and 2005 and the related statements of operations, stockholder?s deficit and cash flows for the years ended December 31, 2004 and 2005 and for the period February 12, 2002 (Inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Earth Energy Reserves, Inc. (a developmental stage company) at December 31, 2004 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2005, and for the period February 12, 2002 (Inception) to December 31, 2005, in conformity with United States generally accepted accounting principles.


/s/Killman, Murrell & Company, P.C.
Houston, Texas
March 27, 2006

                        EARTH ENERGY RESERVES, INC.
          (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                     (A DEVELOPMENTAL STAGE COMPANY)
                             BALANCE SHEETS

                                 ASSETS

                                                     December 31,
                                                 2004         2005
                                              ----------   ----------

CURRENT ASSETS
  Cash                                        $        -   $    1,664
                                              ----------   ----------
    TOTAL ASSETS                              $        ?   $    1,664
                                              ==========   ==========


                  LIABILITIES AND STOCKHOLDER?S DEFICIT

CURRENT LIABILITIES
  Notes Payable to Related Party              $   15,876   $   29,349
  Advance from Major Shareholder                       ?       17,500
  Accrued Expenses                                     ?        2,678
                                              ----------   ----------
    TOTAL CURRENT LIABILITIES                     15,876       49,527

STOCKHOLDER?S DEFICIT
  Series A Preferred Stock $.0001 Par Value,
   Authorized 10,000,000 Shares, None Issued           ?            ?
  Common Stock, $.0001 Par Value,
   Authorized 90,000,000 Shares,
   Issued and Outstanding 5,000,000                  500          500
  Additional Paid-In-Capital                         500          500
  Retained Deficit                               (16,876)     (48,863)
                                              ----------   ----------
    TOTAL STOCKHOLDER'S DEFICIT                  (15,876)     (47,863)
                                              ==========   ==========
    TOTAL LIABILITIES AND
     STOCKHOLDER'S DEFICIT                    $        ?   $    1,664
                                              ==========   ==========






The accompanying notes are an integral part of these financial statements.

                       EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                     (A DEVELOPMENTAL STAGE COMPANY)
                        STATEMENTS OF OPERATIONS

                                                                            Feb 12, 2002
                                                                           (Inception)to
                                                      Years Ended Dec 31,       Dec 31,
                                                       2004         2005         2005
                                                    ----------   ----------   ----------
EXPENSES
  General and Administrative Expenses               $  (21,197)  $  (30,244)  $  (90,261)
  Interest Expense                                      (2,632)      (1,743)      (7,642)
                                                    ----------   ----------   ----------
    LOSS FROM CONTINUING OPERATIONS                    (23,829)     (31,987)     (97,903)

INCOME TAXES                                             7,356            ?        7,356

    NET LOSS FROM CONTINUING OPERATIONS                (16,473)     (31,987)     (90,547)
                                                    ----------   ----------   ----------

DISCONTINUED OPERATIONS
  Operating Loss From Discontinued Operations           (2,462)           ?      (14,269)
  Gain on Sale of Discontinued Operations               63,309            ?       63,309
  Income Tax Expense (Benefit)                          (7,356)           ?       (7,356)
                                                    ----------   ----------   ----------
    INCOME (LOSS) FROM DISCONTINUED OPERATIONS          53,491            ?       41,684
                                                    ----------   ----------   ----------
    NET INCOME (LOSS)                               $   37,018   $  (31,987)  $  (48,863)
                                                    ==========   ==========   ==========

NET INCOME (LOSS) PER SHARE
  From Continuing Operations                        $     0.00   $    (0.01)
  From Discontinued Operations                            0.01            ?
                                                    ----------   ----------
                                                    $     0.01   $    (0.01)
                                                    ==========   ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                         5,000,000    5,000,000
                                                    ==========   ==========





The accompanying notes are an integral part of these financial statements.

                       EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                     (A DEVELOPMENTAL STAGE COMPANY)
                   STATEMENTS OF STOCKHOLDER'S DEFICIT

                                                                 Accumulated
                                                                  Deficit
                                                    Additional     During
                            Common                    Paid-    Developmental
                            Shares      Par Value   In Capital      Stage       Total
                          ----------   ----------   ----------   ----------   ----------
BALANCE, Feb 12, 2002
  (Inception)                      ?   $        ?   $        ?   $        ?   $        ?
  Issuance of Common
   Stock                      10,000        1,000            ?            ?        1,000
  Issuance of
   Additional Shares and
   Change in Par Value,
   March 2005              4,990,000         (500)         500            ?            ?
Net Loss                           ?            ?            ?      (21,879)     (21,879)
                             ----------   ----------   ----------
BALANCE, Dec 31, 2002      5,000,000          500          500      (21,879)     (20,879)
Net Loss                           ?            ?            ?      (32,015)     (32,015)
                          ----------   ----------   ----------   ----------   ----------

BALANCE, Dec 31, 2003      5,000,000          500          500      (53,894)     (52,894)
Net Income                         ?            ?            ?       37,018       37,018
                          ----------   ----------   ----------   ----------   ----------

BALANCE, Dec 31, 2004      5,000,000          500          500      (16,876)     (15,876)
Net Loss                           ?            ?            ?      (31,987)     (31,987)
                          ----------   ----------   ----------   ----------   ----------

BALANCE, Dec 31, 2005      5,000,000   $      500   $      500   $  (48,863)  $  (47,863)
                          ==========   ==========   ==========   ==========   ==========





The accompanying notes are an integral part of these financial statements.

                       EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                     (A DEVELOPMENTAL STAGE COMPANY)
                         STATEMENTS OF CASH FLOWS

                                                                            Feb 12, 2002
                                                                           (Inception)to
                                                      Years Ended Dec 31,       Dec 31,
                                                       2004         2005         2005
                                                    ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss from Continuing Operations               $  (16,473)  $  (31,987)  $  (90,547)
  Adjustment to Reconcile Net Loss To Net Cash
   Used by Continuing Operating Activities
    Deferred Tax Expense                                (7,356)           ?       (7,356)
  Change in Current Liabilities
    Note Payable to Related Party                      (26,171)      13,473       29,389
    Accrued Expenses                                         ?        2,678        2,678
                                                    ----------   ----------   ----------
    NET CASH FLOWS USED BY CONTINUING OPERATIONS       (50,000)     (15,836)     (65,836)

    NET CASH FLOWS PROVIDED BY DISCONTINUED             50,000            ?       50,000
                                                    ----------   ----------   ----------

    NET CASH USED BY OPERATING ACTIVITIES                    ?      (15,836)     (15,836)
                                                    ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advance from Related Party                                 ?       17,500       17,500
                                                    ----------   ----------   ----------

NET CASH FLOWS FROM FINANCING ACTIVITIES                     ?       17,500       17,500
                                                    ----------   ----------   ----------

NET INCREASE (DECREASE) IN CASH                              ?        1,664        1,664
                                                    ----------   ----------   ----------

CASH AT BEGINNING OF PERIOD                                  ?            ?            ?
                                                    ----------   ----------   ----------

CASH AT END OF PERIOD                               $        ?   $    1,664   $    1,664
                                                    ==========   ==========   ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash Paid During the Period For:
    Interest                                        $    2,632   $    1,743   $    7,642
                                                    ==========   ==========   ==========
    Income Taxes                                    $        ?   $        ?   $        ?
                                                    ==========   ==========   ==========




                       EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                     (A DEVELOPMENTAL STAGE COMPANY)
(Continued)             STATEMENTS OF CASH FLOWS


                                                                            Feb 12, 2002
                                                                           (Inception)to
                                                      Years Ended Dec 31,       Dec 31,
                                                       2004         2005         2005
                                                    ----------   ----------   ----------
NON-CASH INVESTING AND FINANCING ACTIVITIES
  Common Stock Issued for Reduction in Related
   Party Payable                                    $        ?   $        ?   $       40
  Common Stock Issued for Investment in
   Wiltex A, Inc.                                            ?            ?          960
  Investment in Wiltex A, Inc.                               ?            ?       (1,000)
  Investment in Wiltex A, Inc.                               ?            ?       (7,356)
  Income Tax benefit from discontinued operations            ?            ?        7,356
                                                    ----------   ----------   ----------
                                                    $        ?   $        ?   $        ?
                                                    ==========   ==========   ==========





The accompanying notes are an integral part of these financial statements.

                       EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                     (A DEVELOPMENTAL STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2004 AND 2005

NOTE 1:  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------
Earth Energy Reserves, Inc., formerly Asian American Business Development Company ("Company") was incorporated in the State of Nevada on February 12, 2002 as Wiltex First, Inc. On March 10, 2005, the Company filed a certificate of amendment with the State of Nevada changing its name to Asian American Business Development Company and on March 13, 2006, the Company?s name was changed to Earth Energy Reserves, Inc. The Company has elected to prepare its financial statements in accordance with generally accepted accounting principles (United States) and has selected December 31, as its year end.

The financial statements include the accounts of the Company and its majority owned subsidiary, Wiltex A, Inc, from inception to August 26, 2004 (date of sale). All intercompany accounts and transactions have been eliminated in consolidation.

Galaxy Partners, LTD Corp. (a company owned by the sole shareholder of the Company) has managed and financed the Company since inception.

Purpose
-------
The Company's purpose is to engage in any lawful corporate activity, including possible merger and acquisition opportunities. The Company has had no operations to date other than the issuance of restricted shares to the original shareholder with certain general and administrative expenses being incurred. The Company was formed to provide a method for a private domestic or foreign company to become a publicly reporting company, thereby causing their shares to be qualified to trade in the domestic secondary markets.

The Company is attempting to locate another business for the purpose of merging that company (the "Target Company") into the Company. It is possible that the Target Company will be a wholly owned subsidiary of the Company or it may sell or transfer assets into the Company and not merge. The Company can offer no assurance that it will be successful in locating and merging with or acquiring another entity.

Income Taxes
------------
The Company provides for income taxes by utilizing the asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and

                   (continued)

                       EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                     (A DEVELOPMENTAL STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS

NOTE 1:  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)
Income Taxes (continued)
-----------------------

liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

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

Common Stock and Net Loss per Common Share
------------------------------------------
The Company initially had 75,000 authorized shares of no par capital stock of which 10,000 shares were issued. In March of 2005, the Company amended its charter to provide for 90,000,000 shares of common stock with a par value of $0.0001 and 10,000,000 shares of Series A Preferred stock with a par value of $0.0001. In connection with the change in authorized capital stock the initial 10,000 shares were canceled and a new certificate for 5,000,000 shares was issued to the original investor. Net loss per common share has been calculated based on the weighted average number of common shares outstanding during the period as if the 5,000,000 shares issued in March of 2005 had been outstanding since inception.

Cash and Cash Equivalents
-------------------------
The Company considers any highly liquid investments with maturities of three months or less on the date of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Fair Value of Financial Instruments
-----------------------------------
The carrying amount of the Note Payable to Related Party and the advance from a major shareholder approximates fair value due to the short-term nature of the liability.

                       EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                     (A DEVELOPMENTAL STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS

NOTE 2:  INVESTMENT IN WILTEX A, INC.

In exchange for the issuance of 10,000 shares of the Company's common stock upon the initial stock issuance, the Company received 5,000,000 shares of common stock (representing 99.2 percent) of Wiltex A, Inc. ("Wiltex" another shell company) valued at $960 and a receivable from Galaxy Partners LTD Corp ("Galaxy") of $40. The $960 value assigned to Wiltex represented the Company?s portion of the book value of Wiltex on the date of contribution. On August 26, 2004, the Company sold 4,200,000 shares of Wiltex for $50,000 and recognized a gain on the sale in the amount of $63,309. The $50,000 proceeds from the sale was used to reduce the note payable to Galaxy. The remaining 800,000 shares, which was valued at zero due to Wiltex?s losses were distributed to the sole shareholder of the Company during November 2005.


NOTE 3: AMOUNTS DUE TO RELATED PARTIES

The note payable to related party is due Galaxy and represents amounts paid by Galaxy for general and administrative expenses. The note is due on demand and bears interest at the rate of 8 percent calculated on the average outstanding monthly balance. The advance from the major stockholder represents cash advanced to the Company from its major stockholder of the Company. The advance is due on demand and does not accrue interest.

All General and Administrative expenses of the Company have been paid by Galaxy and are shown as an increase in the note payable. Interest expense has been accrued on the note payable and has been added to the outstanding balance of the note payable. The $50,000 received from the sale of Wiltex was received by Galaxy and was used to reduce the amount owed by the Company to Galaxy.

The detail of the activity in the related party notes payable is as follows:

                                                                            Feb 12, 2002
                                                                           (Inception)to
                                                      Years Ended Dec 31,       Dec 31,
                                                       2004         2005         2005
                                                    ----------   ----------   ----------
Balance, Beginning of Period                        $   42,047   $   15,876   $        ?
                                                    ----------   ----------   ----------
Receivables For Stock Issued                                 ?            ?          (40)
                                                    ----------   ----------   ----------

                             (continued)



                       EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                     (A DEVELOPMENTAL STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS

NOTE 3: AMOUNTS DUE TO RELATED PARTIES (continued)

General and Administrative Expenses Advanced
  Management Fees                                        9,000       10,050       37,050
  Office Rent                                            3,000          600        9,600
  Telephone                                              1,464            ?        4,193
  Legal and Professional Fees                            6,266        1,080       14,987
  Other                                                  1,467            ?        5,917
                                                    ----------   ----------   ----------
    TOTAL GENERAL AND ADMINISTRATIVE EXPENSES           21,197       11,730       71,747

Interest Expense                                         2,632        1,743        7,642
                                                    ----------   ----------   ----------

    TOTAL CHANGE DURING PERIOD                          23,829       13,473       79,349
                                                    ----------   ----------   ----------
Cash Received From
  Sale of Wiltex Common Stock                          (50,000)           ?      (50,000)
                                                    ----------   ----------   ----------

Balance, End of Period                              $   15,876   $   29,349   $   29,349
                                                    ==========   ==========   ==========

NOTE 4: FEDERAL INCOME TAXES

Total income tax benefit is less than the amount computed by multiplying the loss before income taxes by the statutory federal income tax rate. The reasons for the difference and the related tax effects for the year ended December 31, 2004 and 2005 and the period February 12, 2002 (Inception) to December 31, 2005 are:

                                                                            Feb 12, 2002
                                                                           (Inception)to
                                                      Years Ended Dec 31,       Dec 31,
                                                       2004         2005         2005
                                                    ----------   ----------   ----------
Tax Benefit at Statutory Rates (15 percent)         $    3,574   $    4,396   $   14,283
Change in Valuation Allowance                            3,782       (4,396)      (6,927)
                                                    ----------   ----------   ----------
Net Income Tax Benefit                              $    7,356   $        ?   $    7,356
                                                    ==========   ==========   ==========

                       (continued)

                       EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                     (A DEVELOPMENTAL STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS

NOTE 4: FEDERAL INCOME TAXES (continued)

The Components of the Deferred Tax Assets are as Follows:

                                                    December 31,
                                                 2004         2005
                                              ----------   ----------
Deferred Tax Assets
  Net Operating Loss Carryforward             $    2,531   $    6,927
                                              ----------   ----------
    Total Deferred Tax Assets                      2,531        6,927

    Less Valuation Allowance                      (2,531)      (6,927)
                                              ----------   ----------
                                              $        ?   $        ?
                                              ==========   ==========

The Company has no deferred tax liabilities.

At December 31, 2005, the Company had federal income tax net operating loss carryforwards of approximately $46,100 to offset future taxable income, which begin to expire in 2023.


NOTE 5: DISCONTINUED OPERATIONS

Prior to June 30, 2004, the accounts of Wiltex were consolidated with the accounts of the Company. Effective with the sale of the 4,200,000 shares of Wiltex the operations of Wiltex are shown in the accompanying financial statements as discontinued operations.

A summary of expenses of discontinued operations for the years ended December 31, 2004, and the period February 12, 2002 (Inception) to December 31, 2004 is as follows:

                                                           Feb 12, 2002
                                              Year Ended  (Inception)to
                                                Dec 31,       Dec 31,
                                                 2004         2004
                                              ----------   ----------
General and administrative expenses           $   14,269   $   14,269
                                              ----------   ----------
Operating loss from discontinued operations   $  (14,269)  $  (14,269)
                                              ==========   ==========


                           (continued)

                       EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                     (A DEVELOPMENTAL STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS

NOTE 5: DISCONTINUED OPERATIONS (continued)

The net gain on the sale of the 4,200,000 shares of Wiltex common stock was calculated as follows:

Sales proceeds                                             $   50,000
Add losses included in consolidation from inception            14,269
Less cost basis in Wiltex                                        (960)
                                                           ----------
Net gain on sale                                           $   63,309
                                                           ==========

(b)    List of Exhibits

The following exhibits are filed with this report:

  Exhibit 31 ? 302 certification
  Exhibit 32 - 906 certification


 (B)    REPORTS ON FORM 8-K
    none

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of approximately $2,678 from Killman, Murrell & Company, P.C. for the 2005 fiscal year. Such fees included work completed for our annual audits and for the review of our financial statements included in our Form 10-QSB.

Tax Fees. We did not incur any aggregate tax fees and expenses from Killman, Murrell & Company, P.C. for the 2005 fiscal year for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Killman, Murrell & Company, P.C. during fiscal 2005. The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2005 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Killman, Murrell & Company, P.C. solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    April 17, 2006

Earth Energy Reserves, Inc.

/s/ James E. Hogue
------------------------------
By: James E. Hogue, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

/s/James E. Hogue           Principal Executive Officer        April 17, 2006
------------------------            Director
James E. Hogue

/s/John M. Thompson, III        CFO, Chief Marketing Officer   April 17, 2006
------------------------            Director
John M. Thompson, III

/s/James R. Phillips, Jr.       Vice President/Secretary       April 17, 2006
James R. Phillips, Jr.              Treasurer/Director