Form 10QSB
period 2006-03-31
Earth Energy Reserves, Inc.
filed 2006-05-25
CIK 1327557

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                      FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2006

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

(970) 577-8325
Registrant's Telephone number, including area code:

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]  No [   ]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   Yes [   ]  No  [ x ]

The number of outstanding shares of the registrant's common stock, March 31, 2006: Common Stock - 5,000,000

                     PART I - FINANCIAL INFORMATION

                      EARTH ENERGY RESERVES, INC.
        (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                    (A DEVELOPMENTAL STATE COMPANY)


ITEM 1.  FINANCIAL STATEMENTS

     Balance Sheets, December 31, 2005 and March 31, 2006
       (unaudited)                                             F-1

     Statements of Operations for the Three Months ended
       March 31, 2005 and 2006 and February 12, 2002
       (inception) to March 31, 2006 (unaudited)               F-2

     Statements of Cash Flows for the Three Months ended
       March 31, 2005 and 2006 and February 12, 2002
       (inception to March 31, 2006 (unaudited)                F-3

     Notes to Financial Statements                             F-4

                      EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                    (A DEVELOPMENTAL STAGE COMPANY)
                            BALANCE SHEETS


                                 ASSETS

                                             December 31,   March 31,
                                                 2005         2006
                                              ----------   ----------
                                                           (Unaudited)
CURRENT ASSETS
  Cash                                        $    1,664   $    1,739
                                              ----------   ----------

    TOTAL CURRENT ASSETS                      $    1,664   $    1,739
                                              ==========   ==========


                 LIABILITIES AND STOCKHOLDERS? DEFICIT

CURRENT LIABILITIES
  Notes Payable to Related Party              $   29,349   $   33,171
  Advance From Major Shareholder                  17,500       31,400
  Accrued Expenses                                 2,678        4,714
                                              ----------   ----------

    TOTAL CURRENT LIABILITIES                     49,527       69,285

STOCKHOLDERS? (DEFICIT)
  Series A Preferred Stock $.0001 Par Value
   Authorized 10,000,000 Shares, None Issued           ?            ?
  Common Stock, $.0001 Par Value,
   Authorized, 90,000,000 Shares, Issued and
   Outstanding in 5,000,000                          500          500
  Additional Paid-In-Capital                         500          500
  Retained Deficit                               (48,863)     (68,546)
                                              ----------   ----------

     TOTAL STOCKHOLDERS? (DEFICIT)               (47,863)     (67,546)
                                              ----------   ----------
    TOTAL LIABILITIES AND
     STOCKHOLDERS? DEFICIT                    $    1,664   $    1,739
                                              ==========   ==========





See accompanying notes.

                      EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                    (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS
                             (UNAUDITED)

                                                                    Feb 12, 2002
                                             Three Months Ended      (Inception)
                                                  March 31,              to
                                              2005         2006     Mar 31, 2006
                                           ----------   ----------   ----------
EXPENSES
  General and Administrative Expenses      $   (2,730)  $  (18,860)  $ (109,972)
  Interest Expense                               (336)        (823)      (7,794)
                                           ----------   ----------   ----------

    LOSS OPERATIONS                            (3,066)     (19,683)    (117,586)

INCOME TAXES                                        ?            ?        7,356
                                           ----------   ----------   ----------

    NET LOSS FROM OPERATIONS                   (3,066)     (19,683)    (110,230)
                                           ----------   ----------   ----------

DISCOUNTED OPERATIONS
  Operating Loss From Discontinued
   Operations                                       ?            ?      (14,269)
  Gain on Sale of Discontinued Operations           ?            ?       63,309
  Income Tax Expense (Benefit)                      ?            ?       (7,356)
                                           ----------   ----------   ----------

    INCOME FROM DISCONTINUED OPERATIONS             ?            ?       41,684
                                           ----------   ----------   ----------

    NET LOSS                               $   (3,066)  $  (19,683)  $  (68,546)
                                           ==========   ==========   ==========

BASIC AND DILUTED LOSS PER SHARE           $     0.00   $     0.00
                                           ==========   ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING BASIC AND DILUTED              5,000,000    5,000,000
                                           ==========   ==========





See accompanying notes.

                      EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                    (A DEVELOPMENTAL STATE COMPANY)
                       STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                                    Feb 12, 2002
                                             Three Months Ended      (Inception)
                                                  March 31,              to
                                              2005         2006     Mar 31, 2006
                                           ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss from Continuing Operations      $   (3,066)  $   19,683)  $ (110,230)
   Deferred Tax Expense                             ?            ?       (7,356)
  Adjustment to Reconcile Net Loss To Net
   Cash Used By Continuing
  Operating Activities
   Change in Current Liabilities                    ?        2,036       33,211
    Note Payable to Related Party               3,066        3,822        4,714
                                           ----------   ----------   ----------
    NET CASH FLOWS USED BY CONTINUING
     OPERATIONS                                     -      (13,825)     (79,661)

    NET CASH FLOWS PROVIDED BY
     DISCONTINUED OPERATIONS                        ?            ?       50,000
                                           ----------   ----------   ----------
    NET CASH USED BY OPERATIONING
     ACTIVITIES                                     ?      (13,825)     (29,661)
                                           ----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Advance From Related Party                        ?       13,900       31,400
                                           ----------   ----------   ----------
    NET CASH FROM FINANCING ACTIVITIES              ?       13,900       31,400
                                           ----------   ----------   ----------

NET INCREASE (DECREASE) IN CASH                     ?          (75)       1,739

CASH AT BEGINNING OF PERIOD                         ?        1,664            ?
                                           ----------   ----------   ----------
CASH AT END PERIOD                         $        ?   $    1,739   $    1,739
                                           ==========   ==========   ==========
SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash Paid During the Period for:
    Interest                               $      336   $      823   $    7,794
                                           ==========   ==========   ==========
    Income Taxes                           $        ?   $        ?   $        ?
                                           ==========   ==========   ==========




See accompanying notes.

                      EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                    (A DEVELOPMENTAL STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2006


NOTE 1:  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------
Earth Energy Reserves, Inc. (formerly Asian American Business Development Company) (?Company?) was incorporated in the State of Nevada on February 12, 2002 as Wiltex First, Inc. On March 10, 2005, the Company filed a certificate of amendment with the State of Nevada changing its name to Asian American Business Development Company and, on March 13, 2006 the Company?s name was changed to Earth Energy Reserves, Inc. The Company has elected to prepare its financial statements in accordance with generally accepted accounting principles (United States) and has selected December 31, as its yearend.

The financial statements include the accounts of the Company and its majority owned subsidiary, Wiltex A, Inc. from inception to August 26, 2004 (date of sale). All intercompany accounts and transactions have been eliminated in consolidation.

Galaxy Partners, LTD Corp. (a company owned by the sole shareholder of the Company) has managed and financed the Company since inception.

Basis of Presentation
---------------------
The accompany consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2005. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

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

NOTE 2:  INVESTMENT IN WILTEX A, INC.

In exchange for the issuance of 10,000 shares of the Company?s common stock upon the initial stock issuance, the Company received 5,000,000 shares of common stock (representing 99.2 percent) of Wiltex A, Inc. (?Wiltex? another shell company) valued at $960 and a receivable from Galaxy Partners LTD Corp. (?Galaxy?) of $40. The $960 value assigned to Wiltex represented the Company?s portion of the book value of Wiltex on the date of contribution. On August 26, 2004, the Company sold 4,200,000 shares of Wiltex for $50,000 and recognized a gain on the sale in the amount of $63,309. The $50,000 proceeds from the sale was used to reduce the note payable to Galaxy. At March 31, 2006, the Company owns 800,000 shares of Wiltex (Wiltex has been renamed EMTA Corporation (?EMTA?)). As a result of EMTA?s accumulated losses, the investment in EMTA has been reduced to zero in the accompanying balance sheet at December 31, 2005 and March 31, 2006.


NOTE 3:  PRIVATE PLACEMENT

On May 3, 2006 the Company released a private Placement Memorandum, whereby it is in the process of attempting to sell 1,000,000 units (a unit consist of one share of common stock of the Company and one warrant to purchase one share of the Company?s common stock at $1.50 per share) at an offering price of $1.00. As of May 19, 2006 no funds have been received under the private placement memorandum.

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

Investing Activities. For the three months ended March 31, 2006 and 2005, Earth Energy did not pursue any investing activities.

Financing Activities. For the three months ended March 31, 2006, Earth Energy received an advance of $13,900from Galaxy Partners Ltd., a company controlled by James Hogue, an officer, director and principal shareholder of Earth Energy. As a result, Earth Energy had net cash from financing activities of $13,900 for the three months ended March 31, 2006.

For the three months ended March 31, 2005, Earth Energy did not pursue any financing activities.

On May 3, 2006, Earth Energy is seeking equity financing through the sale of its securities in a private offering. As of May 19, 2006, no funds have been received under the private placement memorandum.

Results of Operations. We have not had any revenue since inception. All of our expenses have been paid by Galaxy Partners Ltd. Corp,

For the three months ended March 31, 2006, Earth Energy received no revenues. Expenses for the three months ended March 31, 2006 were $19,683 compared to $3,066 for the three months ended March 31, 2005. Expenses for the three months ended March 31, 2006 consisted of basic operating expenses and expenses to no longer be a BDC under the Investment Company Act of 1940. The main reason for the increase was due to increase in legal and professional fees from $1,080 to $15,856 and a decrease in other expenses from $14,931 to $11,766. The increase in legal and professional fees was due to the preparation of the required documents with the Securities and Exchange Commission.

Recent Accounting Pronouncements

No new pronouncement issued by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants or the Securities and Exchange Commission is expected to have a material impact on Earth Energy's financial position or reported results of operations.

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

Earth Energy may experience problems; delays, expenses and difficulties sometimes encountered by an enterprise in Earth Energy?s stage, many of which are beyond Earth Energy?s control. These include, but are not limited to, unanticipated problems relating to additional costs and expenses that may exceed current estimates and competition.

Earth Energy is not delinquent in any of its obligations even though Earth Energy has generated no operating revenues. Earth Energy intends to pursue our business plan utilizing cash made available from the additional advances from Galaxy, the private sale of our securities and future operations. Earth Energy's management is of the opinion that the additional advances, proceeds of the sales of its securities and future revenues will be sufficient to pay our expenses for the next twelve months.

Earth Energy is pursuing financing for its operations and seeking additional private investments. In addition, Earth Energy is seeking to expand its revenue base. Failure to secure such financing or to raise additional equity capital and to expand its revenue base may result in Earth Energy not being able pay its obligations.

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

Item 2. Changes in Securities and Use of Proceeds.
        not applicable

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

Dated:  May 23, 2006

Earth Energy Reserves, Inc.

By  /s/James E. Hogue
    ------------------------
    James E. Hogue
    President and Director