Form 10QSB/A
period 2006-03-31
Earth Energy Reserves, Inc.
filed 2006-09-05
CIK 1327557

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

     Statements of Operations for the Three Months ended
       March 31, 2005 and 2006 and February 12, 2002
       (inception) to March 31, 2006 (unaudited)               F-2

     Statements of Cash Flows for the Three Months ended
       March 31, 2005 and 2006 and February 12, 2002
       (inception to March 31, 2006 (unaudited)                F-3

     Notes to Financial Statements                             F-4

                      EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                    (A DEVELOPMENTAL STAGE COMPANY)
                            BALANCE SHEETS


                                 ASSETS

                                             December 31,   March 31,
                                                 2005         2006
                                              ----------   ----------
                                                           (Unaudited)
CURRENT ASSETS
  Cash                                        $    1,664   $    1,739
                                              ----------   ----------

    TOTAL CURRENT ASSETS                      $    1,664   $    1,739
                                              ==========   ==========


                 LIABILITIES AND STOCKHOLDERS? DEFICIT

CURRENT LIABILITIES
  Notes Payable to Related Party              $   29,349   $   33,171
  Advance From Major Shareholder                  17,500       31,400
  Accrued Expenses                                 2,678        4,714
                                              ----------   ----------

    TOTAL CURRENT LIABILITIES                     49,527       69,285

STOCKHOLDERS? (DEFICIT)
  Series A Preferred Stock $.0001 Par Value
   Authorized 10,000,000 Shares, None Issued           -            -
  Common Stock, $.0001 Par Value,
   Authorized, 90,000,000 Shares, Issued and
   Outstanding in 5,000,000                          500          500
  Additional Paid-In-Capital                         500          500
  Retained Deficit                               (48,863)     (68,546)
                                              ----------   ----------

     TOTAL STOCKHOLDERS? (DEFICIT)               (47,863)     (67,546)
                                              ----------   ----------
    TOTAL LIABILITIES AND
     STOCKHOLDERS? DEFICIT                    $    1,664   $    1,739
                                              ==========   ==========





See accompanying notes.

                      EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                    (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS
                             (UNAUDITED)

                                                                    Feb 12, 2002
                                             Three Months Ended      (Inception)
                                                  March 31,              to
                                              2005         2006     Mar 31, 2006
                                           ----------   ----------   ----------
EXPENSES
  General and Administrative Expenses      $   (2,730)  $  (18,860)  $ (109,972)
  Interest Expense                               (336)        (823)      (7,794)
                                           ----------   ----------   ----------

    LOSS OPERATIONS                            (3,066)     (19,683)    (117,586)

INCOME TAXES                                        -            -        7,356
                                           ----------   ----------   ----------

    NET LOSS FROM OPERATIONS                   (3,066)     (19,683)    (110,230)
                                           ----------   ----------   ----------

DISCOUNTED OPERATIONS
  Operating Loss From Discontinued
   Operations                                       -            -      (14,269)
  Gain on Sale of Discontinued Operations           -            -       63,309
  Income Tax Expense (Benefit)                      -            -       (7,356)
                                           ----------   ----------   ----------

    INCOME FROM DISCONTINUED OPERATIONS             -            -       41,684
                                           ----------   ----------   ----------

    NET LOSS                               $   (3,066)  $  (19,683)  $  (68,546)
                                           ==========   ==========   ==========

BASIC AND DILUTED LOSS PER SHARE           $     0.00   $     0.00
                                           ==========   ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING BASIC AND DILUTED              5,000,000    5,000,000
                                           ==========   ==========





See accompanying notes.

                      EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                    (A DEVELOPMENTAL STATE COMPANY)
                       STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                                    Feb 12, 2002
                                             Three Months Ended      (Inception)
                                                  March 31,              to
                                              2005         2006     Mar 31, 2006
                                           ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss from Continuing Operations      $   (3,066)  $   19,683)  $ (110,230)
   Deferred Tax Expense                             -            -       (7,356)
  Adjustment to Reconcile Net Loss To Net
   Cash Used By Continuing
  Operating Activities
   Change in Current Liabilities                    -        2,036       33,211
    Note Payable to Related Party               3,066        3,822        4,714
                                           ----------   ----------   ----------
    NET CASH FLOWS USED BY CONTINUING
     OPERATIONS                                     -      (13,825)     (79,661)

    NET CASH FLOWS PROVIDED BY
     DISCONTINUED OPERATIONS                        -            -       50,000
                                           ----------   ----------   ----------
    NET CASH USED BY OPERATIONING
     ACTIVITIES                                     -      (13,825)     (29,661)
                                           ----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Advance From Related Party                        -       13,900       31,400
                                           ----------   ----------   ----------
    NET CASH FROM FINANCING ACTIVITIES              -       13,900       31,400
                                           ----------   ----------   ----------

NET INCREASE (DECREASE) IN CASH                     -          (75)       1,739

CASH AT BEGINNING OF PERIOD                         -        1,664            -
                                           ----------   ----------   ----------
CASH AT END PERIOD                         $        -   $    1,739   $    1,739
                                           ==========   ==========   ==========
SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash Paid During the Period for:
    Interest                               $      336   $      823   $    7,794
                                           ==========   ==========   ==========
    Income Taxes                           $        -   $        -   $        -
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

Item 3. Defaults Upon Senior Securities.
        not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
         not applicable.

Item 5. Other Information. not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)   Reports on Form 8-K.   none
(b)   Exhibits.    none
       Exhibit 31 - Certifications pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002
       Exhibit 32 - Certifications pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002


                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  September 5, 2006

Earth Energy Reserves, Inc.

By  /s/James E. Hogue
    ------------------------
    James E. Hogue
    President and Director