Form 10QSB
period 2006-06-30
Earth Energy Reserves, Inc.
filed 2006-09-05
CIK 1327557

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                      FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2006

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


ITEM 1.  FINANCIAL STATEMENTS

Balance Sheets,
  December 31, 2005 and June 30, 2006 (unaudited)

Statements of Operations for the Three Months and Six Months ended June 30, 2005 and 2006 and
  February 12, 2002 (inception) to
  June 30, 2006 (unaudited)

Statements of Cash Flows for the Six Months ended
  June 30, 2005 and 2006 and February 12, 2002
  (inception) to June 30, 2006 (unaudited)
Notes to Financial Statements

                      EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                    (A DEVELOPMENTAL STAGE COMPANY)
                            BALANCE SHEETS


ASSETS
                                                Dec 31,     June 30,
                                                 2005         2006
                                              ----------   ----------
                                                           (Unaudited)
CURRENT ASSETS
  Cash                                        $    1,664   $   48,267
                                              ----------   ----------
    TOTAL CURRENT ASSETS                      $    1,664   $   48,267
                                              ==========   ==========

LIABILITIES AND STOCKHOLDERS? (DEFICIT)
CURRENT LIABILITIES
  Notes Payable to Related Party              $   29,349   $   37,096
  Advance from Major Shareholder                  17,500       30,500
  Accrued Expenses                                 2,678            ?
                                              ----------   ----------
    TOTAL CURRENT LIABILITIES                     49,527       67,596

STOCKHOLDERS? (DEFICIT)
  Series A Preferred Stock $.0001 Par Value
   authorized 10,000,000 Shares, None Issued          ?            ?
  Common Stock, $.0001 Par Value, authorized,
   90,000,000 Shares, issued and outstanding
   5,000,000 and 5,065,000 shares in 2005 and
   2006, respectively                                500          507
  Additional Paid-In-Capital                         500       65,493
  Retained (Deficit)                             (48,863)     (85,329)
                                              ----------   ----------
    TOTAL STOCKHOLDERS? (DEFICIT)                (47,863)     (19,329)

TOTAL LIABILITIES AND STOCKHOLDERS? (DEFICIT) $    1,664   $   48,267
                                              ==========   ==========





See accompanying notes.

                      EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                    (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                                                            Feb 12, 2002
                           Three Months Ended         Six Months Ended       (Inception)
                                 June 30,                  June 30,          to June 30,
                            2005         2006         2005         2006         2006
                         ----------   ----------   ----------   ----------   ----------
EXPENSES
 General and Admin
  Expenses               $  (18,068)  $  (15,859)  $  (20,798)  $  (34,719)  $ (125,650)
 Interest Expense              (409)        (925)        (745)      (1,747)      (8,719)
                          ----------   ----------   ----------   ----------   ----------
   LOSS OPERATIONS          (18,477)     (16,784)     (21,543)     (36,466)    (134,369)

INCOME TAXES                      ?            ?            ?            ?        7,356
                         ----------   ----------   ----------   ----------   ----------
   NET LOSS FROM
   OPERATIONS               (18,477)     (16,784)     (21,543)     (36,466)    (127,013)
                         ----------   ----------   ----------   ----------   ----------

DISCOUNTED OPERATIONS
 Operating Loss From
  Discontinued Operations         ?            ?            ?            ?      (14,269)
 Gain on Sale of
  Discontinued Operations         ?            ?            ?            ?       63,309
 Income Tax Expense (Benefit)     ?            ?            ?            ?       (7,356)
                         ----------   ----------   ----------   ----------   ----------
   INCOME FROM DISCONTINUED
   OPERATIONS                     ?            ?            ?            ?       41,684
                         ----------   ----------   ----------   ----------   ----------

   NET LOSS              $  (18,477)  $  (16,784)  $  (21,543)  $  (36,466)  $  (85,330)
                         ==========   ==========   ==========   ==========   ==========

NET (LOSS) PER SHARE
 From Continuing
  Operations             $     0.00   $     0.00   $     0.00   $    (0.01)
 From Discontinuing
  Operations                   0.00         0.00         0.00         0.00
                         ----------   ----------   ----------   ----------
                         $     0.00   $     0.00   $     0.00   $    (0.01)
                         ==========   ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING               5,000,000    5,026,250    5,000,000    5,015,000
                         ==========   ==========   ==========   ==========

See accompanying notes.

                      EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                    (A DEVELOPMENTAL STATE COMPANY)
                       STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                                    Feb 12, 2002
                                               Six Months Ended      (Inception)
                                                   June 30,          to June 30,
                                              2005         2006          2006
                                           ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss from Continuing Operations      $  (21,543)  $  (36,466)  $ (127,013)
   Deferred Tax Expense                             ?            ?       (7,356)
  Adjustment to Reconcile Net Loss To Net
  Cash Used By Continuing Operating Activities
   Change in Current Liabilities                    ?       (2,678)      28,497
   Note Payable to Related Party                6,475        7,747        8,639
                                           ----------   ----------   ----------
    NET CASH FLOWS USED BY
    CONTINUING OPERATIONS                     (15,068)     (31,397)     (97,233)

    NET CASH FLOWS PROVIDED BY
    DISCONTINUED OPERATIONS                         ?            ?       50,000
                                           ----------   ----------   ----------
    NET CASH USED BY
    OPERATING ACTIVITIES                            ?      (31,397)     (47,233)
                                           ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advance from Related Party                   17,500       13,000       30,500
  Proceeds from the issuance of Common Stock        -       65,000       65,000
                                           ----------   ----------   ----------

    NET CASH FROM FINANCING ACTIVITIES         17,500       78,000       95,500
                                           ----------   ----------   ----------

CASH AT BEGINNING OF PERIOD                         ?        1,664            ?
                                           ----------   ----------   ----------
CASH AT END PERIOD                         $    2,432   $   48,267   $   48,267
                                           ==========   ==========   ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash Paid During the Period for:
    Interest                               $      745   $    1,747   $    8,719
                                           ==========   ==========   ==========
    Income Taxes                           $        ?   $        ?   $        ?
                                           ==========   ==========   ==========


See accompanying notes.

                      EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                    (A DEVELOPMENTAL STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2006


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

Basis of Presentation
---------------------
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2005. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

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

NOTE 2:  INVESTMENT IN WILTEX A, INC.

In exchange for the issuance of 10,000 shares of the Company?s common stock upon the initial stock issuance, the Company received 5,000,000 shares of common stock (representing 99.2 percent) of Wiltex A, Inc. (?Wiltex? another shell company) valued at $960 and a receivable from Galaxy Partners LTD Corp. (?Galaxy?) of $40. The $960 value assigned to Wiltex represented the Company?s portion of the book value of Wiltex on the date of contribution. On August 26, 2004, the Company sold 4,200,000 shares of Wiltex for $50,000 and recognized a gain on the sale in the amount of $63,309. The $50,000 proceeds from the sale were used to reduce the note payable to Galaxy. At March 31, 2006, the Company owns 800,000 shares of Wiltex (Wiltex has been renamed EMTA Corporation (?EMTA?)). As a result of EMTA?s accumulated losses, the investment in EMTA has been reduced to zero in the accompanying balance sheet at December 31, 2005 and June 30, 2006.


NOTE 3:  PRIVATE PLACEMENT

On May 3, 2006 the Company released a private Placement Memorandum, whereby it is in the process of attempting to sell 1,000,000 units (a unit consists of one share of common stock of the Company and one warrant to purchase one share of the Company?s common stock at $1.50 per share) at an offering price of $1.00. During the second quarter of 2006, sales of 40,000 shares on May 16, 2006 and sales of 25,000 shares on June 14, 2006 amounted to $65,000 in net cash for additional financing activities.

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

Investing Activities. For the six months ended June 30, 2006 and 2005, Earth Energy did not pursue any investing activities.

Financing Activities. For the six months ended June 30, 2006, Earth Energy received an advance of $13,000 from Galaxy Partners Ltd., a company controlled by James Hogue, an officer, director and principal shareholder of Earth Energy.

During the second quarter of 2006, Earth Energy sought equity financing through the sale of its securities in a private offering. As of June 30,000, $65,000 has been received under the private placement memorandum.

As a result, Earth Energy had net cash from financing activities of $78,000 for the six months ended June 30, 2006.

For the six months ended June 30, 2005, Earth Energy received an advance of $17,500 from Galaxy Partners Ltd., a company controlled by James Hogue, an officer, director and principal shareholder of Earth Energy. As a result, Earth Energy had net cash from financing activities of $17,500 for the six months ended June 30, 2006.

Results of Operations. We have not had any revenue since inception. All of our expenses have been paid by Galaxy Partners Ltd. Corp,

For the three months ended June 30, 2006, Earth Energy did not earn any revenues. Expenses for the three months ended June 30, 2006 were $16,784 compared to $18,477 for the three months ended June 30, 2005. Expenses for the three months ended June 30, 2006 consisted of basic operating expenses and expenses to no longer be a BDC under the Investment Company Act of 1940. The main reason for the decrease was due to a slight decrease in legal and professional fees and a decrease in other expenses. The decrease in legal and professional fees was due to the reduction in required documents with the Securities and Exchange Commission after Earth Energy ceased to be a business development company under the Investment Act of 1940.

For the six months ended June 30, 2006, Earth Energy did not earn any revenues. Expenses for the six months ended June 30, 2006 were $36,719 compared to $21,543 for the six months ended June 30, 2005. Expenses for the six months ended June 30, 2006 consisted of basic operating expenses and expenses to no longer be a BDC under the Investment Company Act of 1940. The main reason for the increase was due to increase in legal and professional fees. The increase in legal and professional fees was due to the preparation of the required documents with the Securities and Exchange Commission.

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

Dated:  August 24, 2006

Earth Energy Reserves, Inc.

By  /s/James E. Hogue
    ------------------------
    James E. Hogue
    President and Director