Form 10QSB/A
period 2006-06-30
Earth Energy Reserves, Inc.
filed 2006-09-05
CIK 1327557

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
                            BALANCE SHEETS


ASSETS
                                                Dec 31,     June 30,
                                                 2005         2006
                                              ----------   ----------
                                                           (Unaudited)
CURRENT ASSETS
  Cash                                        $    1,664   $   48,267
                                              ----------   ----------
    TOTAL CURRENT ASSETS                      $    1,664   $   48,267
                                              ==========   ==========

LIABILITIES AND STOCKHOLDERS? (DEFICIT)
CURRENT LIABILITIES
  Notes Payable to Related Party              $   29,349   $   37,096
  Advance from Major Shareholder                  17,500       30,500
  Accrued Expenses                                 2,678            ?
                                              ----------   ----------
    TOTAL CURRENT LIABILITIES                     49,527       67,596

STOCKHOLDERS? (DEFICIT)
  Series A Preferred Stock $.0001 Par Value
   authorized 10,000,000 Shares, None Issued           -            -
  Common Stock, $.0001 Par Value, authorized,
   90,000,000 Shares, issued and outstanding
   5,000,000 and 5,065,000 shares in 2005 and
   2006, respectively                                500          507
  Additional Paid-In-Capital                         500       65,493
  Retained (Deficit)                             (48,863)     (85,329)
                                              ----------   ----------
    TOTAL STOCKHOLDERS? (DEFICIT)                (47,863)     (19,329)

TOTAL LIABILITIES AND STOCKHOLDERS? (DEFICIT) $    1,664   $   48,267
                                              ==========   ==========





See accompanying notes.

                      EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                    (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                                                            Feb 12, 2002
                           Three Months Ended         Six Months Ended       (Inception)
                                 June 30,                  June 30,          to June 30,
                            2005         2006         2005         2006         2006
                         ----------   ----------   ----------   ----------   ----------
EXPENSES
 General and Admin
  Expenses               $  (18,068)  $  (15,859)  $  (20,798)  $  (34,719)  $ (125,650)
 Interest Expense              (409)        (925)        (745)      (1,747)      (8,719)
                          ----------   ----------   ----------   ----------   ----------
   LOSS OPERATIONS          (18,477)     (16,784)     (21,543)     (36,466)    (134,369)

INCOME TAXES                      -            -            -            -        7,356
                         ----------   ----------   ----------   ----------   ----------
   NET LOSS FROM
   OPERATIONS               (18,477)     (16,784)     (21,543)     (36,466)    (127,013)
                         ----------   ----------   ----------   ----------   ----------

DISCOUNTED OPERATIONS
 Operating Loss From
  Discontinued Operations         -            -            -            -      (14,269)
 Gain on Sale of
  Discontinued Operations         -            -            -            -       63,309
 Income Tax Expense (Benefit)     -            -            -            -       (7,356)
                         ----------   ----------   ----------   ----------   ----------
   INCOME FROM DISCONTINUED
   OPERATIONS                     -            -            -            -       41,684
                         ----------   ----------   ----------   ----------   ----------

   NET LOSS              $  (18,477)  $  (16,784)  $  (21,543)  $  (36,466)  $  (85,330)
                         ==========   ==========   ==========   ==========   ==========

NET (LOSS) PER SHARE
 From Continuing
  Operations             $     0.00   $     0.00   $     0.00   $    (0.01)
 From Discontinuing
  Operations                   0.00         0.00         0.00         0.00
                         ----------   ----------   ----------   ----------
                         $     0.00   $     0.00   $     0.00   $    (0.01)
                         ==========   ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING               5,000,000    5,026,250    5,000,000    5,015,000
                         ==========   ==========   ==========   ==========

See accompanying notes.

                      EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                    (A DEVELOPMENTAL STATE COMPANY)
                       STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                                    Feb 12, 2002
                                               Six Months Ended      (Inception)
                                                   June 30,          to June 30,
                                              2005         2006          2006
                                           ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss from Continuing Operations      $  (21,543)  $  (36,466)  $ (127,013)
   Deferred Tax Expense                             ?            ?       (7,356)
  Adjustment to Reconcile Net Loss To Net
  Cash Used By Continuing Operating Activities
   Change in Current Liabilities                    -       (2,678)      28,497
   Note Payable to Related Party                6,475        7,747        8,639
                                           ----------   ----------   ----------
    NET CASH FLOWS USED BY
    CONTINUING OPERATIONS                     (15,068)     (31,397)     (97,233)

    NET CASH FLOWS PROVIDED BY
    DISCONTINUED OPERATIONS                         -            -       50,000
                                           ----------   ----------   ----------
    NET CASH USED BY
    OPERATING ACTIVITIES                            -      (31,397)     (47,233)
                                           ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advance from Related Party                   17,500       13,000       30,500
  Proceeds from the issuance of Common Stock        -       65,000       65,000
                                           ----------   ----------   ----------

    NET CASH FROM FINANCING ACTIVITIES         17,500       78,000       95,500
                                           ----------   ----------   ----------

CASH AT BEGINNING OF PERIOD                         -        1,664            -
                                           ----------   ----------   ----------
CASH AT END PERIOD                         $    2,432   $   48,267   $   48,267
                                           ==========   ==========   ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash Paid During the Period for:
    Interest                               $      745   $    1,747   $    8,719
                                           ==========   ==========   ==========
    Income Taxes                           $        -   $        -   $        -
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