Form 10QSB/A
period 2005-09-30
Earth Energy Reserves, Inc.
filed 2007-01-10
CIK 1327557

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                      FORM 10-QSB/A

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

Yes  [ X ]      No [   ]

The number of outstanding shares of the registrant's common stock, September 30, 2005: Common Stock - 7,730,000

 PART I -- FINANCIAL INFORMATION

Asian American Business Development Company

Item 1. Financial Statements

Balance Sheets,
   December 31, 2004 and September 30, 2005(unaudited)         F-1
Statements of Operations for the
   Three months and
   Nine months ended
   September 30, 2004 and 2005 and from February 12, 2005 (inception) to September 30, 2005
   (unaudited)                                                 F-2
Statements of Cash Flows for the
   Nine months ended September 30, 2004
   and 2005 (unaudited)                                        F-3
Notes to financial statements                                  F-4

              ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY
                    (A DEVELOPMENTAL STAGE COMPANY)
                            BALANCE SHEETS

                                ASSETS

                                               Sept 30,      Dec 31,
                                                 2005         2004
                                              ----------   ----------
                                              (Unaudited)
                                               (Restated)
CURRENT ASSETS
  Cash                                        $    1,673   $        -
                                              ----------   ----------
    TOTAL CURRENT ASSETS                           1,673            -
                                              ==========   ==========


                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Notes Payable to Related Party                  25,820       15,876
  Advance From Major Shareholder                  17,500            -
                                              ----------   ----------
    TOTAL CURRENT LIABILITIES                     43,320       15,876
                                              ----------   ----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Series A Preferred Stock $.0001 Par Value
   authorized 10,000,000 Shares, None Issued           -            -
  Common Stock, $.0001 Par Value, authorized,
   90,000,000 Shares, Issued and outstanding
   7,730,000 and 5,000,000, respectively             773          500
  Additional Paid-In-Capital                     273,227          500
  Accumulated Deficit during the
   Development Stage                            (315,647)     (16,876)
                                              ----------   ----------
    TOTAL STOCKHOLDERS' (DEFICIT)                (41,647)     (15,876)
                                              ----------   ----------
    TOTAL LIABILITIES AND
     STOCKHOLDERS' DEFICIT                    $    1,673   $        -
                                              ==========   ==========





See accompanying notes.

              ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY
                    (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS
                             (UNAUDITED)

                                                                                    Feb 12, 2002
                                    Three Months Ended        Nine Months Ended     (Inception) to
                                      September 30,             September 30,         Sept 30,
                                    2004         2005         2004         2005         2005
                                 ----------   ----------   ----------   ----------   ----------
                                              (Restated)                (Restated)    (Restated)
EXPENSES
  Compensation and Services
    paid in Common Stock         $        -   $  273,000   $        -   $  273,000   $  273,000
  General and Administrative
    Expenses                         10,118        3,759       17,831       24,557       84,574
  Interest Expense                      450          469        2,363        1,214        7,113
                                 ----------   ----------   ----------   ----------   ----------
LOSS FROM CONTINUING
  OPERATIONS                        (10,568)    (277,228)     (20,194)    (298,771)    (364,687)

INCOME TAXES                              -            -        7,356            -        7,356
                                 ----------   ----------   ----------   ----------   ----------
NET LOSS FROM
  CONTINUING OPERATION              (10,568)    (277,228)     (12,838)    (298,771)    (357,331)
                                 ----------   ----------   ----------   ----------   ----------
DISCONTINUED OPERATIONS
  Operating Loss From
   Discontinued Operations                -            -       (2,462)           -      (14,269)
  Gain on Sale of
   Discontinued Operations                -            -       63,309            -       63,309
  Income Tax Expense (Benefit)             -            -       (7,356)            -       (7,356)
                                 ----------   ----------   ----------   ----------   ----------
INCOME (LOSS) FROM
  DISCONTINUED OPERATIONS                 -            -       53,491            -       41,684
                                 ----------   ----------   ----------   ----------   ----------
NET (LOSS)                       $  (10,568)  $ (277,228)  $  (40,653)  $ (298,777)  $ (315,647)
                                 ----------   ----------   ----------   ----------   ----------
NET (LOSS) PER SHARE
  From Continuing
   Operations                    $     0.00   $    (0.04)  $     0.00   $    (0.05)
  From Discontinuing
   Operations                          0.00         0.00         0.00         0.00
                                 ----------   ----------   ----------   ----------
                                 $     0.00   $    (0.04)  $     0.00   $    (0.05)
                                 ==========   ==========   ==========   ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES
 OUTSTANDING                      5,000,000    5,000,000    5,000,000    5,819,000
                                 ==========   ==========   ==========   ==========

See accompanying notes.

              ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY
                    (A DEVELOPMENTAL STAGE COMPANY)
                       STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                 Nine months Ended,     February 12, 2002
                                                   September 30,         (Inception) to
                                                 2004         2005     September 30, 2005
                                              ----------   ----------  ------------------
                                                            (Restated)     (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss from Continuing Operations         $  (12,838)  $ (298,771)     $(357,331)
  Adjustment to Reconcile Net Loss To Net
   Cash Used By Continuing Operating Activities
    Deferred Tax Expense                          (7,356)           -         (7,356)
    Stock Issuance for Services                        -      273,000        273,000
                                              ----------   ----------     ----------
NET CASH FLOWS USED BY CONTINUING OPERATIONS     (20,194)     (25,771)       (91,687)

NET CASH FLOWS FROM DISCONTINUED OPERATIONS       50,000            -         50,000
                                              ----------   ----------     ----------

NET CASH PROVIDED BY (USED) BY OPERATING
   ACTIVITIES                                    (29,806)     (25,771)       (41,687)
                                              ----------   ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Note Payable to Related Party                (29,806)        9,944         25,860
   Advance From Majority Shareholder                  -        17,500         17,500
                                              ----------   ----------     ----------
NET CASH PROVIDED (USED) BY FINANCING
   ACTIVITIES                                   (29,806)       27,444  -      43,360
                                              ----------   ----------     ----------

NET INCREASE IN CASH                                   -        1,673          1,673

CASH AT BEGINNING OF PERIOD                            -            -              -
                                              ----------   ----------     ----------
CASH AT END PERIOD                            $        -   $    1,673     $    1,673
                                              ==========   ==========     ==========
SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash Paid During the Period for:
    Interest                                  $    2,363   $    1,214     $    7,113
                                              ==========   ==========     ==========
    Income Taxes                              $        -   $        -     $        -
                                              ==========   ==========     ==========



See accompanying notes.
F-3

              ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY
                    (A DEVELOPMENTAL STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2005


NOTE 1:  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------
Asian American Business Development Company ("Company") was incorporated in the State of Nevada on February 12, 2002 as Wiltex First, Inc. On March 10, 2005, the company filed a certificate of amendment with the State of Nevada changing its name to Asian American Business Development Company. The Company has elected to prepare its financial statements in accordance with generally accepted accounting principles (United States) and has selected December 31, as its year end.

The financial statements include the accounts of the Company and its majority owned subsidiary, Wiltex A, Inc. from inception to August 2, 2004 (date of sale). All intercompany accounts and transactions have been eliminated in consolidation.

Galaxy Partners, LTD Corp. (a company owned by the sole shareholder of the Company) has managed and financed the Company since inception.

Basis of Presentation
---------------------
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2004. Operating results for the quarter and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

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

              ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY
                    (A DEVELOPMENTAL STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2005

NOTE 2:  INVESTMENT IN WILTEX A, INC.

In exchange for the issuance of 10,000 shares of the Company's common stock upon the initial stock issuance, the Company received 5,000,000 shares of common stock (representing 99.2%) of Wiltex A, Inc. ("Wiltex" another shell company) valued at $960 and a receivable from Galaxy
Partners LTD Corp. ("Galaxy") of $40.  The $960 value assigned to
Wiltex represented the Company's portion of the book value of Wiltex on the date of contribution. On August 26, 2004, the Company sold
4,200,000 shares of Wiltex for $50,000 and recognized a gain on the sale in the amount of $63,309. The $50,000 proceeds from the sale was used to reduce the note payable to Galaxy. At September 30, 2005, the Company owns 800,000 shares of Wiltex (Wiltex has been renamed EMTA
Corporation ("EMTA")(representing 3.4 percent of the ownership interest in EMTA). As a result of EMTA's accumulated losses, the investment in EMTA has been reduced to zero in the accompanying balance sheet at December 31, 2004 and September 30, 2005.

NOTE 3:  COMMON STOCK ISSUANCE AND RESTATEMENT OF FINANCIAL INFORMATION

On July 15, 2005, the Company's Board of Directors authorized the issuance of 2,730,000 shares of the Company's $0.0001 par value common stock to seventeen (17) individuals for services rendered. The fair value of the services was deemed to be $273,000 ($0.10 per share).

The adjustments have been made to the financial statement as follows:

September 30, 2005 and the three months then ended
<TABLE
                                                As Previously                      As
Financial Statement Caption                       Reported      Difference      Restated
---------------------------                     -------------   ----------     ----------
Common Stock, Par Value                         $       500     $       273    $       773
Additional Paid-in-Capital                              500         272,727        273,227
Accumulated Deficit During the
   Development Stage                                (42,647)       (273,000)      (315,647)
Compensation and Services
   Paid in Common Stock                                   -         273,000        273,000
Net Loss From Operations                             (4,228)       (273,000)      (277,228)
Net Loss Per Share                                    (0.00)          (0.04)         (0.04)

The nine months ended September 30, 2005
----------------------------------------
Compensation and Services
   Paid in Common Stock                          $        -      $  273,000     $  273,000
Net Loss From Continuing Operations                 (25,711)       (273,000)      (298,771)
Net Loss Per Share                                    (0.00)          (0.05)         (0.05)

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

Financing activities.   For the nine months ended September 30, 2005,
we received an advance of $17,500 from Galaxy Partners Ltd. Corp. and a note payable to related party of $9,944 resulting in net cash from financing activities of $27,444.

Comparatively, for the nine months ended September 30, 2004, we had a note payable to related party of $29,806. As a result, we had net cash used by financing activities of $29,806 for the nine months ended
September 30, 2004.

Results of Operations.   We have not had any revenue since inception.
All of our expenses have been paid by Galaxy Partners Ltd. Corp, a company controlled by James Hogue, an officer, director and principal shareholder of Asian American.

For the three months ended September 30, 2005, Asian American received no revenues. Expenses for the three months ended September 30, 2005 increased to $277,228 from $10,568 for the three months ended September 30, 2004. Expenses for the three months ended September 30, 2005 consisted of basic operating expenses spent to set up business operations and to become a reporting company under the Exchange Act of 1934. The main reason for the increase was due to compensation and services paid in common stock of $273,000. Additionally, we had a decrease in legal and professional fees was due to the preparation of the Form 10SB filed with the Securities and Exchange Commission during the three months ended September 30, 2004 which was non-recurring in the three months ended September 30, 2005.

For the nine months ended September 30, 2005, Asian American received no revenues. Expenses for the nine months ended September 30, 2005 increased to $298,771 from $20,194 for the nine months ended September 30, 2004. Expenses for the nine months ended September 30, 2005 consisted of basic operating expenses spent to set up business operations and to become a reporting company under the Exchange Act of 1934. The main reason for the increase was due to a decrease in management fees, office rent, telephone and other expenses offset by compensation and services paid in common stock of $273,000, an increase in legal and professional fees from $6,266 to $16,830. The increase in legal and professional fees was due to the preparation of the Form 10SB filed with the Securities and Exchange Commission.

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

Dated:  January 10, 2007

Asian American Business Development Company

By  /s/ James E. Hogue
    ------------------------
    James E. Hogue
    President and CEO