Form 10KSB/A
period 2005-12-31
Earth Energy Reserves, Inc.
filed 2007-01-10
CIK 1327557

FORM 10-KSB/A
    SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C. 20549
[ ] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
   THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended: December 31, 2005
                       OR
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

Our Strategy

Our exploration strategy is predicated upon the two core tenets of the oil and natural gas industry. First, that the only competitive advantage in the commodity-based oil and natural gas business is to be among the lowest cost producers. Second, that virtually all the exploration and production industry's value creation occurs through the drilling of successful exploratory wells. To this end, our business strategy includes the following elements:

Participation in exploration prospects as a non-operator. For the foreseeable future, we intend to pursue prospects in partnership with other companies with exploration, development and production expertise. We will participate as a non-operator and will evaluate prospects based, in part, on the operator's track record and resources. We are in discussions with several other oil and gas producers at the present time, however we have not entered into any other agreements or understandings with any proposed partners and there can be no assurance we will be able to enter into any other partnership arrangement on terms acceptable to us.

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

We may enter into hedging arrangements to reduce our exposure to decreases in the prices of oil and natural gas. Hedging arrangements may expose us to risk of significant financial loss in some circumstances including circumstances where:

   - There is a change in the expected differential between the underlying price in the hedging agreement and actual prices received
   -  Our production and/or sales of natural gas are less than expected
   - Payments owed under derivative hedging contracts typically come due prior to receipt of the hedged month's production revenue
   - The other party to the hedging contract defaults on its contract obligations

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

Government Regulations

   - Federal Income Tax. Federal income tax laws will significantly affect our operations. The principal provisions that will affect us are those that permit us, subject to certain limitations, to deduct as incurred, rather than to capitalize and amortize, our domestic "intangible drilling and development costs" and to claim depletion on a portion of our domestic oil and natural gas properties based on 15% of our oil and natural gas gross income from such properties (up to an aggregate of 1,000 Bbls per day of domestic crude oil and/or equivalent units of domestic natural gas).

   - Environmental Matters. Domestic oil and natural gas operations are subject to extensive federal regulation and, with respect to federal leases, to interruption or termination by governmental authorities on account of environmental and other considerations such as the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) also known as the "Super Fund Law." The trend towards stricter standards in environmental legislation and regulation could increase our costs and others in the industry. Oil and natural gas lessees are subject to liability for the costs of clean-up of pollution resulting from a lessee's operations, and may also be subject to liability for pollution damages. We intend to obtain insurance against costs of clean-up operations, but we have no such insurance at this time and it is unlikely that we will be able to fully insure against all such risks. A serious incident of pollution may also result in the Department of the Interior requiring lessees under federal leases to suspend or cease operation in the affected area.

The Oil Pollution Act of 1990 (the OP A) and regulations hereunder impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of federal safety, construction or operating regulations. Few defenses exist to the liability imposed by the OPA. In addition, to the extent we acquire offshore leases and those operations affect state waters, we may be subject to additional state and local clean-up requirements or incur liability under state and local laws. The OPA also imposes ongoing requirements on responsible parties, including proof of financial responsibility to cover at least some costs in a potential spill. We cannot predict whether the financial responsibility requirements under the OPA amendments will adversely restrict our proposed operations or impose substantial additional annual costs to us or otherwise materially adversely affect us. The impact, however, should not be any more adverse to us than it will be to other similarly situated or less capitalized owners or operators in the Gulf of Mexico.

Our onshore operations will be subject to numerous federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. Such laws and regulations, among other things, impose absolute liability on the lessee for the cost of clean-up of pollution resulting from a lessee's operations, subject the lessee to liability for pollution damages, may require suspension or cessation of operations in affected areas, and impose restrictions on the injection of liquids into subsurface aquifers that may contaminate groundwater. Such laws could have a significant impact on our operating costs, as well as the natural gas and oil industry in general. Federal, state and local initiatives to further regulate the disposal of natural gas and oil wastes are also pending in certain jurisdictions, and these initiatives could have a similar impact on us. Our operations will also be subject to additional federal, state and local laws and regulations relating to protection of human health, natural resources, and the environment pursuant to which we may incur compliance costs or other liabilities.

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

For the year ended December 31, 2005, Earth Energy received no revenues. For the year ended December 31, 2005, Earth Energy had compensation and services paid in common stock were $273,000 or 273,000 common shares valued at $1.00 per common share. Comparatively, no compensation or services were paid in common stock for the year ended December 31, 2004. Expenses for the year ended December 31, 2005 increased to $30,244 from $21,197 for the year ended December 31, 2004. Expenses for the year ended December 31, 2005 consisted of basic operating expenses and expenses to become a BDC under the Investment
Company Act of 1940.   The main reason for the increase was due to
increase in legal and professional fees from $6,266 to $18,478 and a decrease in other expenses from $14,931 to $11,766. The increase in legal and professional fees was due to the preparation of the registration documents with the Securities and Exchange Commission.

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

The Corporation may experience problems; delays, expenses and difficulties sometimes encountered by an enterprise in the Corporation's stage, many of which are beyond the Corporation's control. These include, but are not limited to, unanticipated problems relating to additional costs and expenses that may exceed current estimates and competition.

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

Committees of the Board of Directors

Concurrent with having sufficient members and resources, Earth Energy's board of directors will establish an audit committee, investment committee and a compensation committee. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The investment committee will review and approve all investments in excess of $25,000 and assist in determining the carrying values of portfolio investments. The compensation committee will manage the stock option plan and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees.

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

Summary Description of Earth Energy's 2005 Non-Statutory Stock Option
Plan

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


                                                              Page

Report of Independent Registered Public Accounting Firm        F-2

Balance Sheets as of December 31, 2004 and 2005                F-3

Statements of Operations for the Years Ended
  December 31, 2004 and 2005, and For the Period
  February 12, 2002 (Inception) to December 31, 2005           F-4

Statements of Stockholder's Deficit for the Period
  February 12, 2002 (Inception) to December 31, 2005           F-5

Statements of Cash Flows for the Years Ended
  December 31, 2004 and 2005 and For the Period
  February 12, 2002 (Inception) to December 31, 2005           F-6

Notes to Financial Statements                                  F-8

                     Killman, Murrell & Company, P.C.
                       Certified Public Accountants

3300 N. A Street, Bldg. 4, Ste 200  1931 E. 37th Street, Suite 7   2626 Royal Circle
Midland, Texas  79705               Odessa, Texas  79762        Kingwood, Texas 77339
(432) 686-9381                      (432) 363-0067                (281) 359-7224
Fax (432) 684-6722                Fax (432) 363-0376             Fax (281-359-7112

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholder and Board of Directors
Earth Energy Reserves, Inc.
(Formerly Asian American Business Development Company)
Estes Park, Colorado

We have audited the accompanying balance sheets of Earth Energy Reserves, Inc. (a developmental stage company) as of December 31, 2004 and 2005 and the related statements of operations, stockholder's deficit and cash flows for the years ended December 31, 2004 and 2005 and for the period February 12, 2002 (Inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements.

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

As discussed in Note 6 to the financial statements, an error resulting in an understatement of previously reported value of services obtained by the issuance of the Company's common stock. Accordingly, the amounts recorded in the 2005 financial statements for services expense, par value of common stock and paid-in-capital have been restated to correct the error.

/s/Killman, Murrell & Company, P.C.
Houston, Texas
March 27, 2006, except as to Note 6
which date is September 29, 2006

                        EARTH ENERGY RESERVES, INC.
          (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                     (A DEVELOPMENTAL STAGE COMPANY)
                             BALANCE SHEETS

                                 ASSETS

                                                     December 31,
                                                 2004         2005
                                              ----------   ----------
                                                            (Restated)
CURRENT ASSETS
  Cash                                        $        -   $    1,664
                                              ----------   ----------
    TOTAL ASSETS                              $        -   $    1,664
                                              ==========   ==========


                  LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
  Notes Payable to Related Party              $   15,876   $   29,349
  Advance from Major Shareholder                       -       17,500
  Accrued Expenses                                     -        2,678
                                              ----------   ----------
    TOTAL CURRENT LIABILITIES                     15,876       49,527
                                              ----------   ----------
STOCKHOLDER'S DEFICIT
  Series A Preferred Stock $.0001 Par Value,
   Authorized 10,000,000 Shares, None Issued           -            -
  Common Stock, $.0001 Par Value,
   Authorized 90,000,000 Shares,
   Issued and Outstanding 5,000,000                  500          773
  Additional Paid-In-Capital                         500      273,227
  Retained Deficit                               (16,876)    (321,863)
                                              ----------   ----------
    TOTAL STOCKHOLDER'S DEFICIT                  (15,876)     (47,863)
                                              ==========   ==========
    TOTAL LIABILITIES AND
     STOCKHOLDER'S DEFICIT                    $        -   $    1,664
                                              ==========   ==========






The accompanying notes are an integral part of these financial statements.

                       EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                     (A DEVELOPMENTAL STAGE COMPANY)
                        STATEMENTS OF OPERATIONS

                                                                            Feb 12, 2002
                                                                           (Inception)to
                                                      Years Ended Dec 31,       Dec 31,
                                                       2004         2005         2005
                                                    ----------   ----------   ----------
                                                                  (Restated)   (Restated)
EXPENSES
Compensation and Services Paid
  In Common Stock                                   $        -   $ (273,000)  $ (273,000)
  General and Administrative Expenses                  (21,197)     (30,244)     (90,261)
  Interest Expense                                      (2,632)      (1,743)      (7,642)
                                                    ----------   ----------   ----------
    TOTAL OPERATING EXPENSES                           (23,829)    (304,987)    (370,903)

INCOME TAXES                                             7,356            -        7,356

    NET LOSS FROM CONTINUING OPERATIONS                (16,473)    (304,987)    (363,547)
                                                    ----------   ----------   ----------

DISCONTINUED OPERATIONS
  Operating Loss From Discontinued Operations           (2,462)           -      (14,269)
  Gain on Sale of Discontinued Operations               63,309            -       63,309
  Income Tax Expense (Benefit)                          (7,356)           -       (7,356)
                                                    ----------   ----------   ----------
    INCOME (LOSS) FROM DISCONTINUED OPERATIONS          53,491            -       41,684
                                                    ----------   ----------   ----------
    NET INCOME (LOSS)                               $   37,018   $ (304,987)  $ (321,863)
                                                    ==========   ==========   ==========

NET INCOME (LOSS) PER SHARE
  From Continuing Operations                        $     0.00   $    (0.05)
  From Discontinued Operations                            0.01            -
                                                    ----------   ----------
                                                    $     0.01   $    (0.05)
                                                    ==========   ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                         5,000,000    5,000,000
                                                    ==========   ==========



The accompanying notes are an integral part of these financial statements.

                       EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                     (A DEVELOPMENTAL STAGE COMPANY)
                   STATEMENTS OF STOCKHOLDER'S DEFICIT
                              (Restated)

                                                                 Accumulated
                                                                  Deficit
                                                    Additional     During
                            Common                    Paid-    Developmental
                            Shares      Par Value   In Capital      Stage       Total
                          ----------   ----------   ----------   ----------   ----------
BALANCE, Feb 12, 2002
  (Inception)                      -   $        -   $        -   $        -   $        -
  Issuance of Common
   Stock                      10,000        1,000            -            -        1,000
  Issuance of
   Additional Shares and
   Change in Par Value,
   March 2005              4,990,000         (500)         500            -            -
Net Loss                           -            -            -      (21,879)     (21,879)
                             ----------   ----------   ---------- ---------   ----------
BALANCE, Dec 31, 2002      5,000,000          500          500      (21,879)     (20,879)
Net Loss                           -            -            -      (32,015)     (32,015)
                          ----------   ----------   ----------   ----------   ----------

BALANCE, Dec 31, 2003      5,000,000          500          500      (53,894)     (52,894)
Net Income                         -            -            -       37,018       37,018
                          ----------   ----------   ----------   ----------   ----------

BALANCE, Dec 31, 2004      5,000,000          500          500      (16,876)     (15,876)

  Common Stock Issued
   For Services            2,730,000          273      272,727            -      273,000

  Net Loss                         -            -            -     (304,987)    (304,987)
                          ----------   ----------   ----------   ----------   ----------

BALANCE, Dec 31, 2005      7,730,000   $      773   $  273,227   $ (321,863)  $  (47,863)
                          ==========   ==========   ==========   ==========   ==========





The accompanying notes are an integral part of these financial statements.

                       EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                     (A DEVELOPMENTAL STAGE COMPANY)
                         STATEMENTS OF CASH FLOWS

                                                                            Feb 12, 2002
                                                                           (Inception)to
                                                      Years Ended Dec 31,       Dec 31,
                                                       2004         2005         2005
                                                    ----------   ----------   ----------
                                                                  (Restated)   (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss from Continuing Operations               $  (16,473)  $ (304,987)  $ (363,547)
  Adjustment to Reconcile Net Loss To Net Cash
   Used by Continuing Operating Activities
    Deferred Tax Expense                                (7,356)           -       (7,356)
    Stock Issuance for Services                              -      273,000      273,000
  Change in Current Liabilities
    Accrued Expenses                                         -        2,678        2,678
                                                    ----------   ----------   ----------
    NET CASH FLOWS USED BY CONTINUING OPERATIONS       (23,829)     (29,309)     (95,225)
    NET CASH FLOWS PROVIDED BY DISCONTINUED             50,000            -       50,000
                                                    ----------   ----------   ----------

    NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES    26,171      (29,309)     (45,225)
                                                    ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Note Payable to Related Party                        (26,171)      13,473       29,389
  Advance from Related Party                                 -       17,500       17,500
                                                    ----------   ----------   ----------

NET CASH FLOWS PROVIDED (USED)
  BY FINANCING ACTIVITIES                              (26,171)      30,973       46,889
                                                    ----------   ----------   ----------

NET INCREASE IN CASH                                         -        1,664        1,664
                                                    ----------   ----------   ----------

CASH AT BEGINNING OF PERIOD                                  -            -            -
                                                    ----------   ----------   ----------

CASH AT END OF PERIOD                               $        -   $    1,664   $    1,664
                                                    ==========   ==========   ==========
SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash Paid During the Period For:
    Interest                                        $    2,632   $    1,743   $    7,642
                                                    ==========   ==========   ==========
    Income Taxes                                    $        -   $        -   $        -
                                                    ==========   ==========   ==========

                       EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                     (A DEVELOPMENTAL STAGE COMPANY)
(Continued)             STATEMENTS OF CASH FLOWS

                                                                            Feb 12, 2002
                                                                           (Inception)to
                                                      Years Ended Dec 31,       Dec 31,
                                                       2004         2005         2005
                                                    ----------   ----------   ----------
NON-CASH INVESTING AND FINANCING ACTIVITIES
  Common Stock Issued for Reduction in Related
   Party Payable                                    $        -   $        -   $       40
  Common Stock Issued for Investment in
   Wiltex A, Inc.                                            -            -          960
  Investment in Wiltex A, Inc.                               -            -       (1,000)
                                                    ----------   ----------   ----------
                                                    $        -   $        -   $        -
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

NOTE 1:  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------
Earth Energy Reserves, Inc., formerly Asian American Business Development Company ("Company") was incorporated in the State of Nevada on February 12, 2002 as Wiltex First, Inc. On March 10, 2005, the Company filed a certificate of amendment with the State of Nevada changing its name to Asian American Business Development Company and on March 13, 2006, the Company's name was changed to Earth Energy Reserves, Inc. The Company has elected to prepare its financial statements in accordance with generally accepted accounting principles (United States) and has selected December 31, as its year end.

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

                   (continued)
F-8

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

                       EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                     (A DEVELOPMENTAL STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS

NOTE 2:  INVESTMENT IN WILTEX A, INC.

In exchange for the issuance of 10,000 shares of the Company's common stock upon the initial stock issuance, the Company received 5,000,000 shares of common stock (representing 99.2 percent) of Wiltex A, Inc. ("Wiltex" another shell company) valued at $960 and a receivable from Galaxy Partners LTD Corp ("Galaxy") of $40. The $960 value assigned to Wiltex represented the Company's portion of the book value of Wiltex on the date of contribution. On August 26, 2004, the Company sold 4,200,000 shares of Wiltex for $50,000 and recognized a gain on the sale in the amount of $63,309. The $50,000 proceeds from the sale was used to reduce the note payable to Galaxy. The remaining 800,000 shares, which was valued at zero due to Wiltex's losses were distributed to the sole shareholder of the Company during November 2005.


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

The detail of the activity in the related party notes payable is as follows:

                                                                            Feb 12, 2002
                                                                           (Inception)to
                                                      Years Ended Dec 31,       Dec 31,
                                                       2004         2005         2005
                                                    ----------   ----------   ----------
Balance, Beginning of Period                        $   42,047   $   15,876   $        -
                                                    ----------   ----------   ----------
Receivables For Stock Issued                                 -            -          (40)
                                                    ----------   ----------   ----------
                             (continued)
F-10

                       EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                     (A DEVELOPMENTAL STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS

NOTE 3: AMOUNTS DUE TO RELATED PARTIES (continued)

General and Administrative Expenses Advanced
  Management Fees                                        9,000       10,050       37,050
  Office Rent                                            3,000          600        9,600
  Telephone                                              1,464            -        4,193
  Legal and Professional Fees                            6,266        1,080       14,987
  Other                                                  1,467            -        5,917
                                                    ----------   ----------   ----------
    TOTAL GENERAL AND ADMINISTRATIVE EXPENSES           21,197       11,730       71,747

Interest Expense                                         2,632        1,743        7,642
                                                    ----------   ----------   ----------

    TOTAL CHANGE DURING PERIOD                          23,829       13,473       79,349
                                                    ----------   ----------   ----------
Cash Received From
  Sale of Wiltex Common Stock                          (50,000)           -      (50,000)
                                                    ----------   ----------   ----------

Balance, End of Period                              $   15,876   $   29,349   $   29,349
                                                    ==========   ==========   ==========

NOTE 4: FEDERAL INCOME TAXES

Total income tax benefit is less than the amount computed by multiplying the loss before income taxes by the statutory federal income tax rate. The reasons for the difference and the related tax effects for the year ended December 31, 2004 and 2005 and the period February 12, 2002 (Inception) to December 31, 2005 are:

                                                                            Feb 12, 2002
                                                                           (Inception)to
                                                      Years Ended Dec 31,       Dec 31,
                                                       2004         2005         2005
                                                    ----------   ----------   ----------
Tax Benefit at Statutory Rates (15 percent)         $    3,574   $    4,396   $   14,283
Change in Valuation Allowance                            3,782       (4,396)      (6,927)
                                                    ----------   ----------   ----------
Net Income Tax Benefit                              $    7,356   $        -   $    7,356
                                                    ==========   ==========   ==========

                       (continued)
F-11

                       EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                     (A DEVELOPMENTAL STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS

NOTE 4: FEDERAL INCOME TAXES (continued)

The Components of the Deferred Tax Assets are as Follows:

                                                    December 31,
                                                 2004         2005
                                              ----------   ----------
Deferred Tax Assets
  Net Operating Loss Carryforward             $    2,531   $    6,927
                                              ----------   ----------
    Total Deferred Tax Assets                      2,531        6,927

    Less Valuation Allowance                      (2,531)      (6,927)
                                              ----------   ----------
                                              $        -   $        -
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


                           (continued)
F-12

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
                                                           ==========

NOTE 6: COMMON STOCK AND RESTATEMENT OF PREVIOUS ISSUED FINANCIALS
STATEMENTS

Subsequent to the year ended December 31, 2005 and after the issuance of the financial statements for the year ended December 31, 2005, the Company's management determined that the financial statements were in error since the issuance of 2,730,000 shares of its $0.0001 par value common stock for services had not been reflected therein. The Company's management determined that the fair value of the shares issued for non-employee services was $273,000. The fair value of the shares has been recognized as expense in the accompanying financial statements for the year ended December 31, 2005

The following changes have been made to the financial statements for the year ended December 31, 2005:

                                As previously
Financial Statement Caption       Reported     Difference   As Restated
---------------------------     -------------  ----------   -----------
Common Stock, Par Value          $     500     $     273     $     773
Additional Paid-in-Capital             500       272,727       273,227
Accumulated Deficit During the
  Development Stage                (48,863)     (273,727)     (321,863)
Compensation and Services
  Paid in Common Stock                   -      (273,000)     (273,000)
Net Loss From Operations           (31,987)     (273,000)     (304,987)
Net Loss Per Share                   (0.01)        (0.04)        (0.05)

In December 2004, the FASB issued Statement No. 123 (revised 2004) ("FAS 123(R)"). "Accounting for Share-Based-Payments". FAS 123(r) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options or stock issuances granted to employees. The Company has adopted FAS 123(R) on the fair-value-based method using the modified prospective application as of the

                       EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                     (A DEVELOPMENTAL STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS

NOTE 6: COMMON STOCK AND RESTATEMENT OF PREVIOUS ISSUED FINANCIALS STATEMENTS - continued


first annual reporting period that begins after December 31, 2005. Certain non-employees were given stock grants for services rendered during the year ended December 31, 2005 and the fair value of the services rendered was estimated to be $273,000 ($0.10) per share) by the Company. The Company had no outstanding employee or other share-based payments at December 31, 2005.

(b)    List of Exhibits

The following exhibits are filed with this report:

  Exhibit 31 - 302 certification
  Exhibit 32 - 906 certification


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

Date:    January 10, 2007

Earth Energy Reserves, Inc.

/s/ James E. Hogue
------------------------------
By: James E. Hogue, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

/s/James E. Hogue           Principal Executive Officer        January 10, 2007
------------------------            Director
James E. Hogue

/s/John M. Thompson, III        CFO, Chief Marketing Officer   January 10, 2007
------------------------            Director
John M. Thompson, III

/s/James R. Phillips, Jr.       Vice President/Secretary       January 10, 2007
James R. Phillips, Jr.              Treasurer/Director