Form 10QSB/A
period 2006-03-31
Earth Energy Reserves, Inc.
filed 2007-01-10
CIK 1327557

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

The number of outstanding shares of the registrant's common stock, March 31, 2006: Common Stock - 7,730,000

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

     Statements of Operations for the Three Months ended
       March 31, 2005 and 2006 and February 12, 2002
       (inception) to March 31, 2006 (unaudited)               F-2

     Statements of Cash Flows for the Three Months ended
       March 31, 2005 and 2006 and February 12, 2002
       (inception to March 31, 2006 (unaudited)                F-3

     Notes to Financial Statements                             F-4

                      EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                    (A DEVELOPMENTAL STAGE COMPANY)
                            BALANCE SHEETS


                                 ASSETS

                                             December 31,   March 31,
                                                 2005         2006
                                              ----------   ----------
                                              (Restated)   (Unaudited)
                                                            (Restated)
CURRENT ASSETS
  Cash                                        $    1,664   $    1,739
                                              ----------   ----------

    TOTAL CURRENT ASSETS                      $    1,664   $    1,739
                                              ==========   ==========


                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Notes Payable to Related Party              $   29,349   $   33,171
  Advance From Major Shareholder                  17,500       31,400
  Accrued Expenses                                 2,678        4,714
                                              ----------   ----------

    TOTAL CURRENT LIABILITIES                     49,527       69,285

STOCKHOLDERS' (DEFICIT)
  Series A Preferred Stock $.0001 Par Value
   Authorized 10,000,000 Shares, None Issued           -            -
  Common Stock, $.0001 Par Value,
   Authorized, 90,000,000 Shares, Issued and
   Outstanding in 7,730,000                          773          773
  Additional Paid-In-Capital                     273,227      273,227
  Accumulated Deficit During
    Development Stage                           (321,863)    (341,546)
                                              ----------   ----------

     TOTAL STOCKHOLDERS' (DEFICIT)               (47,863)     (67,546)
                                              ----------   ----------
    TOTAL LIABILITIES AND
     STOCKHOLDERS' DEFICIT                    $    1,664   $    1,739
                                              ==========   ==========





See accompanying notes.

                      EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                    (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS
                             (UNAUDITED)

                                                                    Feb 12, 2002
                                             Three Months Ended      (Inception)
                                                  March 31,              to
                                              2005         2006     Mar 31, 2006
                                           ----------   ----------   ----------
                                                                      (Restated)
EXPENSES
  Compensation and Services
   Paid in Common Stock                     $       -    $       -   $ (273,000)
  General and Administrative Expenses          (2,730)     (18,860)    (109,972)
  Interest Expense                               (336)        (823)      (7,794)
                                           ----------   ----------   ----------

    TOTAL OPERATING EXPENSES                   (3,066)     (19,683)    (390,586)

INCOME TAXES                                        -            -        7,356
                                           ----------   ----------   ----------

    NET LOSS FROM OPERATIONS                   (3,066)     (19,683)    (383,230)
                                           ----------   ----------   ----------

DISCOUNTED OPERATIONS
  Operating Loss From Discontinued
   Operations                                       -            -      (14,269)
  Gain on Sale of Discontinued Operations           -            -       63,309
  Income Tax Expense (Benefit)                      -            -       (7,356)
                                           ----------   ----------   ----------

    INCOME FROM DISCONTINUED OPERATIONS             -            -       41,684
                                           ----------   ----------   ----------

    NET LOSS                               $   (3,066)  $  (19,683)  $ (341,546)
                                           ==========   ==========   ==========

BASIC AND DILUTED LOSS PER SHARE           $     0.00   $     0.00
                                           ==========   ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING BASIC AND DILUTED              5,000,000    7,730,000
                                           ==========   ==========




See accompanying notes.

                      EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                    (A DEVELOPMENTAL STATE COMPANY)
                       STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                                    Feb 12, 2002
                                             Three Months Ended      (Inception)
                                                  March 31,              to
                                              2005         2006     Mar 31, 2006
                                           ----------   ----------   ----------
                                                                      (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss from Continuing Operations      $   (3,066)  $   19,683)  $ (383,230)
  Adjustment to Reconcile Net Loss To Net
   Cash Used By Continuing
  Operating Activities
    Deferred Tax Expense                            -            -       (7,356)
    Stock Issuance for Services                     -            -      273,000
   Change in Current Liabilities
     Accrued Expenses                               -        2,036        4,714

     NET CASH FLOWS USED BY CONTINUING
     OPERATIONS                                (3,066)     (17,647)    (112,872)
    NET CASH FLOWS PROVIDED BY
     DISCONTINUED OPERATIONS                        -            -       50,000
                                           ----------   ----------   ----------
    NET CASH USED BY OPERATING
     ACTIVITIES                                (3,066)     (17,647)     (62,872)
                                           ----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Note Payable to Related Party                 3,066        3,822       33,211
  Advance From Related Party                        -       13,900       31,400
                                           ----------   ----------   ----------
    NET CASH FROM FINANCING ACTIVITIES          3,066       17,722       64,611
                                           ----------   ----------   ----------

NET INCREASE IN CASH                                -           75        1,739

CASH AT BEGINNING OF PERIOD                         -        1,664            -
                                           ----------   ----------   ----------
CASH AT END PERIOD                         $        -   $    1,739   $    1,739
                                           ==========   ==========   ==========
SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash Paid During the Period for:
    Interest                               $      336   $      823   $    7,794
                                           ==========   ==========   ==========
    Income Taxes                           $        -   $        -   $        -
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


NOTE 1:  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------
Earth Energy Reserves, Inc. (formerly Asian American Business Development Company) ("Company") was incorporated in the State of Nevada on February 12, 2002 as Wiltex First, Inc. On March 10, 2005, the Company filed a certificate of amendment with the State of Nevada changing its name to Asian American Business Development Company and, on March 13, 2006 the Company's name was changed to Earth Energy Reserves, Inc. The Company has elected to prepare its financial statements in accordance with generally accepted accounting principles (United States) and has selected December 31, as its yearend.

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

NOTE 1:  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- continued

Restatement of 2005 Balance Sheet

Subsequent to the issuance of the December 31, 2005 financial statements, the Company's management realized that the 2,730,000 shares of the Company's common stock had been issued for non-employee services but had not been recorded in the financial statements. The Company's financial statements included in Form 10-QSB for September 30, 2005 and Form 10-KSB for December 31, 2005 have been restated to recognize the issuance of common stock.

NOTE 2:  INVESTMENT IN WILTEX A, INC.

In exchange for the issuance of 10,000 shares of the Company's common stock upon the initial stock issuance, the Company received 5,000,000 shares of common stock (representing 99.2 percent) of Wiltex A, Inc. ("Wiltex" another shell company) valued at $960 and a receivable from Galaxy Partners LTD Corp. ("Galaxy") of $40. The $960 value assigned to Wiltex represented the Company's portion of the book value of Wiltex on the date of contribution. On August 26, 2004, the Company sold 4,200,000 shares of Wiltex for $50,000 and recognized a gain on the sale in the amount of $63,309. The $50,000 proceeds from the sale was used to reduce the note payable to Galaxy. At March 31, 2006, the Company owns 800,000 shares of Wiltex (Wiltex has been renamed EMTA Corporation ("EMTA")). As a result of EMTA's accumulated losses, the investment in EMTA has been reduced to zero in the accompanying balance sheet at December 31, 2005 and March 31, 2006.


NOTE 3:  PRIVATE PLACEMENT

On May 3, 2006 the Company released a private Placement Memorandum, whereby it is in the process of attempting to sell 1,000,000 units (a unit consists of one share of common stock of the Company and one warrant to purchase one share of the Company's common stock at $1.50 per share) at an offering price of $1.00. As of May 19, 2006 no funds have been received under the private placement memorandum.

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

Financing Activities. For the three months ended March 31, 2006, Earth Energy received an advance of $13,900 from Galaxy Partners Ltd., a company controlled by James Hogue, an officer, director and principal shareholder of Earth Energy. Additionally, for the three months ended March 31, 2006, Earth Energy received $3,822 pursuant to a note payable to related party. As a result, Earth Energy had net cash from financing activities of $17,722 for the three months ended March 31, 2006.

For the three months ended March 31, 2005, Additionally, for the three months ended March 31, 2006, Earth Energy received $3,066 pursuant to a note payable to related party resulting in net cash from financing activities of $3,066.

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

Earth Energy may experience problems; delays, expenses and difficulties sometimes encountered by an enterprise in Earth Energy's stage, many of which are beyond Earth Energy's control. These include, but are not limited to, unanticipated problems relating to additional costs and expenses that may exceed current estimates and competition.

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