Form 10QSB/A
period 2006-06-30
Earth Energy Reserves, Inc.
filed 2007-01-10
CIK 1327557

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

The number of outstanding shares of the registrant's common stock, June 30, 2006: Common Stock - 9,695,000

                     PART I - FINANCIAL INFORMATION
                      EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                    (A DEVELOPMENTAL STATE COMPANY)


ITEM 1.  FINANCIAL STATEMENTS

Balance Sheets,
  December 31, 2005 and June 30, 2006 (unaudited)         F-1

Statements of Operations for the Three Months and
  Six Months ended June 30, 2005 and 2006 and
  February 12, 2002 (inception) to
  June 30, 2006 (unaudited)                               F-2

Statements of Cash Flows for the Six Months ended
  June 30, 2005 and 2006 and February 12, 2002
  (inception) to June 30, 2006 (unaudited)                F-3

Notes to Financial Statements                             F-4

                      EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                    (A DEVELOPMENTAL STAGE COMPANY)
                            BALANCE SHEETS


ASSETS
                                                Dec 31,     June 30,
                                                 2005         2006
                                              ----------   ----------
                                                           (Unaudited)
                                                            (Restated)
CURRENT ASSETS
  Cash                                        $    1,664   $   48,267
                                              ----------   ----------
    TOTAL CURRENT ASSETS                      $    1,664   $   48,267
                                              ==========   ==========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
  Notes Payable to Related Party              $   29,349   $   37,096
  Advance from Major Shareholder                  17,500       30,500
  Accrued Expenses                                 2,678            -
                                              ----------   ----------
    TOTAL CURRENT LIABILITIES                     49,527       67,596

STOCKHOLDERS' (DEFICIT)
  Series A Preferred Stock $.0001 Par Value
   authorized 10,000,000 Shares, None Issued           -            -
  Common Stock, $.0001 Par Value, authorized,
   90,000,000 Shares, issued and outstanding
   7,730,000 and 9,695,000 shares in 2005 and
   2006, respectively                                773          970
  Additional Paid-In-Capital                     273,227    2,238,040
  Accumulated Deficit During
    Development Stage                           (321,863)  (2,258,329)
                                              ----------   ----------
    TOTAL STOCKHOLDERS' (DEFICIT)                (47,863)     (19,329)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) $    1,664   $   48,267
                                              ==========   ==========





See accompanying notes.

                      EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                    (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                                                            Feb 12, 2002
                           Three Months Ended         Six Months Ended       (Inception)
                                 June 30,                  June 30,          to June 30,
                            2005         2006         2005         2006         2006
                         ----------   ----------   ----------   ----------   ----------
                                        (Restated)              (Restated)    (Restated)
EXPENSES
 Compensation and Services
  Paid in Common Stock  $        -   $(1,900,000)  $       -  $(1,900,000) $ (2,173,000)
 General and Admin
  Expenses                 (18,068)      (15,859)    (20,798)     (34,719)     (125,650)
 Interest Expense             (409)         (925)       (745)      (1,747)       (8,719)
                         ----------   ----------   ----------   ----------   ----------
   TOTAL OPERATING
     EXPENSES              (18,477)   (1,916,784)    (21,543)   (1,936,466)  (2,307,369)
INCOME TAXES                     -             -           -             -        7,356
                        ----------    ----------  ----------    ----------   ----------
   NET LOSS FROM
   OPERATIONS              (18,477)   (1,916,784)    (21,543)   (1,936,466)  (2,300,013)
                        ----------    ----------  ----------    ----------   ----------
DISCOUNTED OPERATIONS
 Operating Loss From
  Discontinued Operations         -            -            -            -      (14,269)
 Gain on Sale of
  Discontinued Operations         -            -            -            -       63,309
 Income Tax Expense (Benefit)     -            -            -            -       (7,356)
                         ----------   ----------   ----------   ----------   ----------
   INCOME FROM DISCONTINUED
   OPERATIONS                     -            -            -            -       41,684
                         ----------   ----------   ----------   ----------   ----------
   NET LOSS              $  (18,477) $(1,916,784)  $  (21,543) $(1,936,466) $(2,258,329)
                         ==========   ==========   ==========   ==========   ==========
NET (LOSS) PER SHARE
 From Continuing
  Operations             $     0.00   $    (0.21)   $     0.00  $    (0.23)
 From Discontinuing
  Operations                   0.00         0.00          0.00        0.00
                         ----------   ----------   ----------   ----------
                         $     0.00   $    (0.21)   $     0.00  $    (0.23)
                         ==========   ==========    ==========  ==========
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING               5,000,000    9,181,250    5,000,000    8,559,286
                         ==========   ==========   ==========   ==========

See accompanying notes.

                      EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                    (A DEVELOPMENTAL STATE COMPANY)
                       STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                                    Feb 12, 2002
                                               Six Months Ended      (Inception)
                                                   June 30,          to June 30,
                                              2005         2006          2006
                                           ----------   ----------   ----------
                                                        (Restated)     (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss from Continuing Operations      $  (21,543) $(1,936,466)  $ (2,300,013)
  Adjustment to Reconcile Net Loss To Net
  Cash Used By Continuing Operating Activities
   Deferred Tax Expense                             -            -         (7,356)
   Stock Issuances for Services                     -    1,900,000      2,173,000
  Change in Current Liabilities
     Accrued Expenses                               -       (2,678)             -
                                           ----------   ----------     ----------
    NET CASH FLOWS USED BY
    CONTINUING OPERATIONS                     (21,543)     (39,144)      (134,369)
    NET CASH FLOWS PROVIDED BY
    DISCONTINUED OPERATIONS                         -            -         50,000
                                           ----------   ----------     ----------
    NET CASH USED BY
    OPERATING ACTIVITIES                      (21,543)     (39,144)       (84,369)
                                           ----------   ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Note Payable to Related Party                 6,475        7,747         37,136
  Advance from Related Party                   17,500       13,000         30,500
  Proceeds from the issuance of Common Stock        -       65,000         65,000
                                           ----------   ----------     ----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES  23,975       85,747        132,636
                                           ----------   ----------     ----------

CASH AT BEGINNING OF PERIOD                         -        1,664              -
                                           ----------   ----------     ----------
CASH AT END PERIOD                         $    2,432   $   48,267      $   48,267
                                           ==========   ==========      ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash Paid During the Period for:
    Interest                               $      745   $    1,747      $    8,719
                                           ==========   ==========      ==========
    Income Taxes                           $        -   $        -      $        -
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

NOTE 1:  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- continued

Restatement of Financial Statements
-----------------------------------
Subsequent to the issuance of the December 31, 2005 financial statements, the Company's management realized that the 2,730,000 shares of the Company's common stock had been issued for non-employee services but had not been recorded in the financial statements. The Company's financial statements included in Form 10-QSB for September 30, 2005 and Form 10-KSB for December 31, 2005 have been restated to recognize the issuance of common stock.

On April 1, 2006, the Company's Board of Directors approved the employment of a President and a Chief Financial Officer and they were given, collectively, 1,800,000 shares of the Company' common stock and two non-employees were issued 100,000 shares of the Company's common stock for services rendered. These shares of common stock had a fair value of $1,900,000 ($1.00 per share). The fair value was determined by using the value at which common stock was being sold to third parties.

The June 30, 2006 financial statements have been restated as follows:

                                As previously
Financial Statement Caption       Reported     Difference   As Restated
---------------------------     -------------  ----------   -----------
Common Stock, Par Value          $     507    $     273(1) $         -
                                                    190(2)         970
Additional Paid-in-Capital          65,493      272,727(1)           -
                                              1,899,810(2)   2,238,030
Accumulated Deficit During the
  Development Stage                (85,329)    (273,000)(1)          -
                                             (1,900,000)(2) (2,258,329)
Compensation and Services
  Paid in Common Stock                   -   (1,900,000)(2) (1,900,000)
Net Loss From Operations           (36,466)  (1,900,000)(2) (1,936,466)
Net Loss Per Common Stock
   Three Months                      (0.00)       (0.21)         (0.21)
   Six Months                        (0.01)       (0.22)         (0.23)

(1)Correction of common shares issued July, 2005
(2)Correction of common shares issued April 1, 2006

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

Financing Activities. For the six months ended June 30, 2006, Earth Energy received an advance of $13,000 from Galaxy Partners Ltd., a company controlled by James Hogue, an officer, director and principal shareholder of Earth Energy and had a notes payable to a related party of $7,747.

During the second quarter of 2006, Earth Energy sought equity financing through the sale of its securities in a private offering. As of June 30,000, $65,000 has been received under the private placement memorandum.

As a result, Earth Energy had net cash from financing activities of $85,747 for the six months ended June 30, 2006.

For the six months ended June 30, 2005, Earth Energy received an advance of $17,500 from Galaxy Partners Ltd., a company controlled by James Hogue, an officer, director and principal shareholder of Earth Energy and a note payable to related party of $6,475. As a result, Earth Energy had net cash from financing activities of $23,975 for the six months ended June 30, 2006.

Results of Operations. We have not had any revenue since inception. All of our expenses have been paid by Galaxy Partners Ltd. Corp,

For the three months ended June 30, 2006, Earth Energy did not earn any revenues. Compensation and services paid in common stock was $1,900,000 (1,900,000 common shares valued at $1.00 per common share) for the three months ended June 30, 2006 compared to no compensation and services paid in common stock for the three months ended June 30, 2005. General and administrative expenses for the three months ended June 30, 2006 were $15,859 compared to $18,068 for the three months ended June 30, 2005. These expenses for the three months ended June 30, 2006 consisted of basic operating expenses and expenses to no longer be a BDC under the Investment Company Act of 1940. The main reason for the decrease was due to a slight decrease in legal and professional fees and a decrease in other expenses. The decrease in legal and professional fees was due to the reduction in required documents with the Securities and Exchange Commission after Earth Energy ceased to be a business development company under the Investment Act of 1940.

For the six months ended June 30, 2006, Earth Energy did not earn any revenues. Compensation and services paid in common stock was $1,900,000 (1,900,000 common shares valued at $1.00 per common share) for the six months ended June 30, 2006 compared to no compensation and services paid in common stock for the six months ended June 30, 2005. General and administrative expenses for the six months ended June 30, 2006 were $20,709 compared to $34,719 for the six months ended June 30, 2005. Expenses for the six months ended June 30, 2006 consisted of basic operating expenses and expenses to no longer be a BDC under the Investment Company Act of 1940. The main reason for the decrease was due to a slight decrease in legal and professional fees and a decrease in other expenses. The decrease in legal and professional fees was due to the reduction in required documents with the Securities and Exchange Commission after Earth Energy ceased to be a business development company under the Investment Act of 1940.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. not applicable.

Item 2. Changes in Securities and Use of Proceeds.
     On April 1, 2006, the Company's Board of Directors approved the employment of a President and a Chief Financial Officer and they were given, collectively, 1,800,000 shares of the Company' common stock and two non-employees were issued 100,000 shares of the Company's common stock for services rendered. These shares of common stock had a fair value of $1,900,000 ($1.00 per share). The fair value was determined by using the value at which common stock was being sold to third parties.

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