Form 10QSB
period 2006-09-30
Earth Energy Reserves, Inc.
filed 2007-01-10
CIK 1327557

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                      FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2006

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

The number of outstanding shares of the registrant's common stock, September 30, 2006: Common Stock - 5,000,000

                     PART I - FINANCIAL INFORMATION
                      EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                    (A DEVELOPMENTAL STATE COMPANY)


ITEM 1.  FINANCIAL STATEMENTS

Balance Sheets,
  December 31, 2005 and September 30, 2006 (unaudited)        F-1

Statements of Operations for the Three Months and
  Nine Months ended September 30, 2005 and 2006 and
  February 12, 2002 (inception) to
  September 30, 2006 (unaudited)                              F-2

Statements of Cash Flows for the Nine Months ended
  September 30, 2005 and 2006 and February 12, 2002
  (inception) to September 30, 2006 (unaudited)               F-3

Notes to Financial Statements                                 F-4

EARTH ENERGY RESERVES, INC.
(FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
(A DEVELOPMENTAL STAGE COMPANY)
BALANCE SHEETS


ASSETS

                                               September 30,            December 31,
                                                    2006                    2005
                                               -------------            ------------
                                                (Unaudited)
CURRENT ASSETS
  Cash                                             $    74,945            $     1,664
                                                   -----------            -----------
      TOTAL CURRENT ASSETS                         $    74,945            $     1,664
                                                   ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Notes Payable to Related Party                   $    37,096            $    29,349
  Advances from Majority Shareholder                    30,500                 17,500
  Accrued Expenses                                       7,308                  2,678
                                                   -----------            -----------
      TOTAL CURRENT LIABILITIES                         74,904                 49,527
                                                   -----------            -----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Series A Preferred Stock $.0001 Par Value
    Authorized 10,000,000 Shares; None Issued                -                      -
  Common Stock, $.0001 Par Value,
    Authorized, 90,000,000 Shares; Issued and
    Outstanding 10,420,000 and 7,730,000,
    respectively                                          1,042                   773
  Additional Paid-In-Capital                          2,962,958               273,227
  Accumulated Deficit during the
    Development Stage                                (2,963,959)             (321,863)
                                                   -----------              ----------
-

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                41               (47,863)
                                                   -----------             -----------
         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY (DEFICIT)            $    74,945           $     1,664
                                                     ===========           ===========




See accompanying notes.
F-1

EARTH ENERGY RESERVES, INC.
(FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

                               Three Months Ended     Nine Months Ended   February 12,
                                   September 30,       September 30,         2002
                              -------------------    -----------------  (Inception) to
                              2006       2005   2006          2005  September 30, 2006
                             ----------------   ------------------  ------------------
                                      (Restated)           (Restated)    (Restated)
EXPENSES
  Compensation and Services
   Paid In Common Stock      $ 650,000   $ 273,000   $2,550,000   $273,000
$2,823,000
  General and Administrative
    Expenses                    55,630       3,759       90,349     24,557   180,610
  Interest Expense                   -         469        1,747      1,214     9,389
                             ---------   ---------   ----------   --------   -------
      TOTAL OPERATING
        EXPENSES              (705,630)   (277,228)  (2,642,096)  (298,771)(3,012,999)
                             ---------   ---------    ---------   --------  ---------
INCOME TAXES                         -           -            -          -      7,356
                             ---------   ---------   ----------   --------   --------
      NET LOSS FROM CONTINUING
        OPERATIONS            (705,630)   (277,228)  (2,642,096)  (298,771)(3,005,643)
                             ---------   ---------   ----------   --------  ---------
DISCOUNTED OPERATIONS
  Operating Loss From
   Discontinued Operations           -           -            -          -   (14,269)
  Gain on Sale of
   Discontinued Operations           -           -            -          -    63,309
  Income Tax Expense (Benefit)       -           -            -          -    (7,356)
                             ---------   ---------   ----------   --------   -------
      INCOME (LOSS) FROM
        DISCONTINUED
        OPERATIONS                   -           -            -          -    41,684
                             ---------   ---------  -----------   --------   -------
          NET (LOSS)         $(705,630) $(277,228) $(2,642,096) $(298,771)$(2,963,959)
                             =========  =========  ===========  =========  ==========
NET (LOSS) PER SHARE
  From Continuing operations $   (0.07)  $   (0.04) $     (0.29)  $   (0.05)
  From Discontinuing
   Operations                     0.00        0.00         0.00        0.00
                             ---------   ---------  -----------   ---------
                             $   (0.07)  $   (0.04) $     (0.29)  $   (0.05)
                             =========   =========  ===========   =========
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING               10,038,750   7,047,500    9,037,500   5,819,000
                            ==========   =========   ==========   =========

See accompanying notes.
F-2

EARTH ENERGY RESERVES, INC.
(FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
(A DEVELOPMENTAL STATE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                       Nine Months Ended          February 12,
                                         September 30,                2002
                                      -----------------          (Inception) to
                                      2006          2005      September 30, 2006
                                      ------------------      ------------------
                                                 (Restated)        (Restated)
CASH FLOWS FROM OPERATING
  ACTIVITIES
  Net Loss from Continuing
    Operations                        $(2,642,096) $ (298,771)     $ (3,005,643)
  Adjustment to Reconcile Net Loss
    To Net Cash Used by Continuing
    Operating Activities                2,550,000     273,000         2,823,000
      Stock Issuances for Services
      Deferred Tax Expense                      -           -            (7,356)
    Change in Current Liabilities               -           -                 -
      Accrued Expenses                      4,630           -             7,308
                                        ---------   ---------       -----------
        NET CASH USED BY CONTINUING
          OPERATIONS                      (87,466)    (25,771)         (182,691)

        NET CASH FLOW PROVIDED BY
          DISCONTINUED OPERATIONS               -           -            50,000
                                        ---------   ---------       -----------

        NET CASH USED BY OPERATING
          ACTIVITIES                      (87,466)    (25,771)         (132,691)
                                        ---------   ---------       -----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
    Note Payable to Related Party           7,747       9,944            37,136
    Advances from Majority Shareholder     13,000      17,500            30,500
    Sale of Common Stock                  140,000           -           140,000
                                        ---------   ---------       -----------

        NET CASH PROVIDED BY
          FINANCING ACTIVITIES            160,747      27,444           207,636
                                        ---------   ---------       -----------
NET INCREASE IN CASH                       73,281       1,673            74,945

CASH AT BEGINNING OF PERIOD                 1,664           -                 -
                                        ---------   ---------       -----------
CASH AT END PERIOD                      $  74,945     $ 1,673          $ 74,945
                                        =========     =======          ========
F-3



EARTH ENERGY RESERVES, INC.
(FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
(A DEVELOPMENTAL STATE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                       Nine Months Ended          February 12,
                                         September 30,                2002
                                      -----------------          (Inception) to
                                      2006          2005      September 30, 2006
                                      ------------------      ------------------
                                                 (Restated)        (Restated)

SUPPLEMENTAL CASH
  FLOW DISCHARGES
    Cash Paid During the Period for:
      Interest                          $   1,747     $ 1,214          $  8,719
                                        =========     =======          ========
      Income                            $       -     $     -          $      -
                                        =========     =======          ========

See accompany notes.
F-4

EARTH ENERGY RESERVES, INC.
(FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006


NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

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

Galaxy Partners, LTD Corp. (a company owned by the majority shareholder of the Company) has managed and financed the Company since inception.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2005. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

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

EARTH ENERGY RESERVES, INC.
(FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006


NOTE 2: INVESTMENT IN WILTEX A, INC.

In exchange for the issuance of 10,000 shares of the Company's common stock upon the initial stock issuance, the Company received 5,000,000 shares of common stock (representing 99.2%) of Wiltex A, Inc. ("Wiltex" another shell company) valued at $960 and a receivable from Galaxy Partners LTD Corp. ("Galaxy") of $40. The $960 value assigned to Wiltex represented the Company's portion of the book value of Wiltex on the date of contribution. On August 26, 2004, the Company sold 4,200,000 shares of Wiltex for $50,000 and recognized a gain on the sale in the amount of $63,309. The $50,000 proceeds from the sale were used to reduce the note payable to Galaxy. At March 31, 2006, the Company owns 800,000 shares of Wiltex (Wiltex has been renamed EMTA Corporation ("EMTA")). As a result of EMTA's accumulated losses, the investment in EMTA has been reduced to zero in the accompanying balance sheet at December 31, 2005 and September 30, 2006.

NOTE 3: COMMON STOCK ISSUANCE

The Company has sold 140,000 shares of its $0.0001 par value common stock as follows:

      Number of                           Per Share
        Date                Shares          Value         Amount
------------------------------------------------------------------
   May 16, 2006               40,000       $  1.00      $  40,000
   June 14, 2006              25,000          1.00         25,000
   September 26, 2006         75,000          1.00
75,000
                            --------                    ---------
  Total                      140,000                    $ 140,000
                            ========                    =========

The Company has issued an aggregated of 2,550,000 shares of the Company's common stock for services rendered as follows:

      Number of                           Per Share
        Date                Shares          Value         Amount
------------------------------------------------------------------

   April 1, 2006           1,900,000       $  1.00      $ 1,900,000
   August 26, 2006           650,000          1.00          650,000
                           ---------       -------      -----------
                           2,550,000                    $ 2,550,000
                           =========                    ===========

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

Investing Activities. For the nine months ended September 30, 2006 and 2005, Earth Energy did not pursue any investing activities.

Financing Activities. For the nine months ended September 30, 2006, Earth Energy received an advance of $13,000 from Galaxy Partners Ltd., a company controlled by James Hogue, an officer, director and principal shareholder of Earth Energy. Additionally, Earth Energy had a note payable to a related party of $7,747.

During the second and third quarter of 2006, Earth Energy sought equity financing through the sale of its securities in a private offering. As of September 30, 2006, $140,000 has been received under the private placement memorandum.

As a result, Earth Energy had net cash from financing activities of $160,747 for the nine months ended September 30, 2006.

For the nine months ended September 30, 2005, Earth Energy received an advance of $17,500 from Galaxy Partners Ltd., a company controlled by James Hogue, an officer, director and principal shareholder of Earth Energy. Additionally, Earth Energy received proceeds from a note payable of $9,944 from a related party. As a result, Earth Energy had net cash from financing activities of $27,444 for the nine months ended September 30, 2005.

Results of Operations. We have not had any revenue since inception. All of our expenses have been paid by Galaxy Partners Ltd. Corp,

For the three months ended September 30, 2006, Earth Energy did not earn any revenues. Expenses for the three months ended September 30, 2006 were $705,630 compared to $277,228 for the three months ended September 30, 2005. The large increase in expenses was primarily due to compensation and services paid in common stock of $650,000 valued at $1.00 per common share for 650,000 common shares. Comparatively, compensation and services paid in 273,000 common stock valued at $1.00 per common share or $273,000. General and administrative expenses increase substantially to $55,630 for the three months ended September 30, 2006 compared to only $3,759 for the three months ended September 30, 2005. Expenses for the three months ended September 30, 2006 consisted of basic operating expenses and expenses to no longer be a BDC under the Investment Company Act of 1940. The main reason for the increase was due to increased travel and legal expenses due to our fund raising efforts.

For the nine months ended September 30, 2006, Earth Energy did not earn any revenues. Expenses for the nine months ended September 30, 2006 were $2,642,096 compared to $298,771 for the nine months ended September 30, 2005. The large increase in expenses was primarily due to compensation and services paid in common stock of $2,550,000 valued at $1.00 per common share for 2,550,000 common shares. Comparatively, for the nine months ended September 30, 2005, compensation and services paid in common stock were 273,000 common share valued at $1.00 per common share or $273,000. General and administrative expenses increased substantially to $90,349 for the nine months ended September 30, 2006 compared to $24,557 for the nine months ended September 30, 2005. Expenses for the nine months ended September 30, 2006 consisted of basic operating expenses and expenses to no longer be a BDC under the Investment Company Act of 1940. The main reason for the increase was increased travel expenses and legal expenses due to our fund raising activities.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. not applicable.

Item 2. Changes in Securities and Use of Proceeds.

Earth Energy has sold 140,000 shares of its $0.0001 par value common stock as follows:

      Number of                           Per Share
        Date                Shares          Value         Amount
------------------------------------------------------------------
   May 16, 2006               40,000       $  1.00      $  40,000
   June 14, 2006              25,000          1.00         25,000
   September 26, 2006         75,000          1.00
75,000
                            --------                    ---------
  Total                      140,000                    $ 140,000
                            ========                    =========

Earth Energy has issued an aggregated of 2,550,000 shares of Earth Energy's common stock for services rendered as follows:

      Number of                           Per Share
        Date                Shares          Value         Amount
------------------------------------------------------------------

   April 1, 2006           1,900,000       $  1.00      $ 1,900,000
   August 26, 2006           650,000          1.00          650,000
                           ---------       -------      -----------
                           2,550,000                    $ 2,550,000
                           =========                    ===========

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