Form 10KSB
period 2006-12-31
Earth Energy Reserves, Inc.
filed 2007-04-11
CIK 1327557

FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[ ] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
   THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended: December 31, 2006
                       OR
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

The Corporation's revenues for its most recent fiscal year were $0.00. As of December 31, 2006, the market value of the Corporation's voting $.000l par value common stock held by non-affiliates of the Corporation was $0.00.

The number of shares outstanding of Corporation's common stock, as of December 31, 2006 and March 31, 2007 was 10,697,000 and 10,777,000
shares of its $.0001 par value common stock, respectively.

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

Our Strategy

Our exploration strategy is predicated upon the two core tenets of the oil and natural gas industry. First, the only competitive advantage in the commodity-based oil and natural gas business is to be among the lowest cost producers. Second, virtually all the exploration and production industry's value creation occurs through the drilling of successful exploratory wells. To this end, our business strategy includes the following elements:

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

Negotiated acquisitions of properties. We may acquire producing properties based on our view of the pricing cycles of oil and natural gas and available exploitation opportunities of proved, probable and possible reserves. As of March 31, 2007, we have not acquired any such properties.

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

At the present time, we have two part time employees, our chief executive officer and our chief financial officer, James E. Hogue and Jim Phillips, respectively. We have developed an operating strategy that is based on our participation in exploration prospects as a non-operator for the foreseeable future. We intend to use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental and tax services. We will also pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing. As a non-operator working interest owner, we intend to rely on outside operators to drill, produce and market our natural gas and oil. We believe that by limiting our management and employee costs, we may be able to better control total costs and retain flexibility in terms of project management.

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

The Oil Pollution Act of 1990 (the OPA) and regulations hereunder impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of federal safety, construction or operating regulations. Few defenses exist to the liability imposed by the OPA. In addition, to the extent we acquire offshore leases and those operations affect state waters, we may be subject to additional state and local clean-up requirements or incur liability under state and local laws. The OPA also imposes ongoing requirements on responsible parties, including proof of financial responsibility to cover at least some costs in a potential spill. We cannot predict whether the financial responsibility requirements under the OPA amendments will adversely restrict our proposed operations or impose substantial additional annual costs to us or otherwise materially adversely affect us. The impact, however, should not be any more adverse to us than it will be to other similarly situated or less capitalized owners or operators in the Gulf of Mexico.

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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the last quarter of the fiscal year ended December 31, 2006, no matters were submitted to a vote of Earth Energy security holders, through the solicitation of proxies.

PART II

ITEM 5.    MARKET FOR CORPORATION'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Our common stock is not traded over the counter. We do not intend to apply for the listing of our common stock on the Over The Counter Bulletin Board within the next twelve months.

Holders

As of December 31, 2006, the approximate number of shareholders of common stock of Earth Energy was 35.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors as the board of directors deems relevant.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Trends and Uncertainties. We intend to be an independent oil and natural gas company engaged in the acquisition, drilling and production of oil and natural gas in the United States. Our future operations may be adversely affected by our competitors, fluctuating oil prices, changing foreign political environments and any prolonged recessionary periods.

Results of Operations. We have not had any revenue since inception. All of our expenses have been paid by Galaxy Partners Ltd. Corp, a company controlled by James Hogue, an officer, director and principal shareholder of Earth Energy and through the sale of our common stock.

For the year ended December 31, 2006, Earth Energy received no revenues. For the year ended December 31, 2006, Earth Energy had compensation and services paid in common stock of $2,950,000 or 2,950,000 common shares valued at $1.00 per common share. Comparatively, for the year ended December 31, 2005, Earth Energy had compensation or services paid in common stock of $273,000 or 2,730,000 common shares valued at $.10 per common shares. Management valued the shares issued in 2006 at $1.00 per share for financial accounting purposes, which is the same value Earth Energy was selling its common shares to an investor.

General and administrative expenses for the year ended December 31, 2006 increased to $147,240 from $30,244 for the year ended December 31, 2005. These expenses for the year ended December 31, 2006 consisted of basic operating expenses and expenses relating to filing the required reports with the Securities and Exchange Commission under the Exchange Act of 1934. The main reason for the increase was due to an increase in legal, professional and consulting fees.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.  CONTROLS AND PROCEDURES

Controls and Procedures. James E. Hogue, the Chief Executive Officer and John Malone, the Chief Financial Officer of the Corporation have made an evaluation of the disclosure controls and procedures relating to the annual report on Form 10KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of December 31, 2006 (the evaluation date).

There have not been any significant changes in the internal controls of the Corporation or other factors that could significantly affect internal controls relating to the Corporation since the evaluation date.

ITEM 8B.  OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our management consists of:

Name                     Age               Title

James E. Hogue           68             President/CEO
                                       Chairman of the Board

James R. Phillips        57           Vice President/Secretary/
                                       Treasurer and Director

John Malone              57            Chief Financial Officer/
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

Mr. Phillips graduated from Texas Tech University in 1970 with a
Bachelor of Business Administration in Finance & Banking.

John Malone. Mr. Malone has served as chief financial officer, chief marketing officer and director since April 2006. Mr. Malone has practiced law for 31 years in Waco, Texas with emphasis on business law. Mr. Malone graduated from Baylor in 1972 with B.B.A. (cum laude) and from Baylor Law School in 1975. Mr. Malone is licensed to practice law in Texas and in all federal courts in Texas, and licensed to practice before the 5th Circuit Court of Appeals.

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

All directors will be reimbursed by Earth Energy for any expenses incurred in attending directors' meetings provided that Earth Energy has the resources to pay these fees. Earth Energy will consider applying for officers and directors liability insurance at such time when it has the resources to do so.

Stock Option Plan

Pursuant to the May 1, 2005 board of directors' approval and subsequent stockholder approval, we adopted our 2005 Non-Statutory Stock Option Plan whereby Earth Energy reserved for issuance up to 5,000,000 shares of its common stock.

As previously indicated, the board of directors, on May 1, 2005, adopted the plan so as to provide a long-term incentive for employees, non-employee directors, consultants, attorneys and advisors of Earth Energy and its subsidiaries, if any. The board of directors believes that Earth Energy's policy of granting stock options to such persons will continue to provide it with a critical advantage in attracting and retaining qualified candidates. In addition, the plan is intended to provide Earth Energy with maximum flexibility to compensate plan participants. It is expected that such flexibility will be an integral part of Earth Energy's policy to encourage employees, non- employee directors, consultants, attorneys and advisors to focus on the long-term growth of stockholder value. The board of directors believes that important advantages to Earth Energy are gained by an option program such as the plan which includes incentives for motivating employees of Earth Energy, while at the same time promoting a closer identity of interest between employees,
   -   non-employee directors,
   -   consultants,
   -   attorneys, and
   -   advisors on the one hand,
   -   and the stockholders on the other.

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

Section 16(a) Beneficial Ownership Reporting Compliance

To Earth Energy's knowledge, no director, officer or beneficial owner of more than ten percent of any class of equity securities of Earth Energy failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2006.

Code of Ethics Policy

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance.

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors. In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert. Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.

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


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 31, 2007 by: (i) each current director and nominee for director; (ii) all executive officers and current directors of the Company as a group; and (iii) all stockholders known by the Company to be beneficial owners of more than five percent of the outstanding shares of Common Stock or Preferred Stock. The information in this table is based solely on a review by the Company of its capital stock transfer records and on publicly available filings made with the SEC by or on behalf of the stockholders listed below, and is based on 10,777,000 outstanding shares of common stock.

Name and Address of           Number of Shares
Beneficial Owner           Beneficially Owned       Percent of Class
James E. Hogue
671 Heinz Parkway
Estes Park, CO 80517          5,000,000                   46.40%

James Phillips
6801 Sanger Avenue
Suite 101
Waco, TZ 76710                  900,000                    8.35%

John Malone
6011 Bosque Blvc.
Waco, Texas 76710               500,000                    4.64%

Officers and Directors
as a group (3 members)        6,400,000                   59.39%

1. Unless otherwise indicated, Earth Energy believes that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

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

Certain general and administrative expenses of Earth Energy have been paid by Galaxy and are shown as an increase in the note payable. Interest expense has been accrued on the note payable and has been added to the outstanding balance of the note payable. The $50,000 received from the sale of Wiltex was received by Galaxy and was used to reduce the amount owed by Earth Energy to Galaxy.

Director Independence.

Earth Energy's Board of Directors consists of James Hogue, James Phillips and John Malone. None of the directors are independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended December 31, 2006, there were no transactions with related persons other than as described in the section above entitled "Item 10. Executive Compensation".


ITEM 13.  EXHIBITS

The following exhibits are filed with this report:

  Exhibit 31 - 302 certification
  Exhibit 32 - 906 certification


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of approximately $10,000 and $2,678 from Killman, Murrell & Company, P.C. for the 2006 and 2005 fiscal years, respectively. Such fees included work completed for our annual audits and for the review of our financial statements included in our Form 10-QSB.

Tax Fees. We did not incur any aggregate tax fees and expenses from Killman, Murrell & Company, P.C. for the 2006 and 2005 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Killman, Murrell & Company, P.C. during fiscal 2006 or 2005. The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2005 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using

Killman, Murrell & Company, P.C. solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.


                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Earth Energy has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    April 10, 2007

Earth Energy Reserves, Inc.

/s/ James E. Hogue
------------------------------
By: James E. Hogue, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Earth Energy and in the capacities and on the dates indicated.

/s/James E. Hogue           Principal Executive Officer        April 10, 2007
------------------------            Director
James E. Hogue

/s/John Malone             CFO, Chief Marketing Officer        April 10, 2007
------------------------            Director
John Malone

/s/James R. Phillips, Jr.       Vice President/Secretary       April 10, 2007
James R. Phillips, Jr.              Treasurer/Director

FINANCIAL STATEMENTS

The following financial statements are filed as part of this report:

                        EARTH ENERGY RESERVES, INC.
          (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                     (A DEVELOPMENTAL STAGE COMPANY)
                            TABLE OF CONTENTS


                                                              Page

Report of Independent Registered Public Accounting Firm        F-2

Balance Sheets as of December 31, 2005 and 2006                F-3

Statements of Operations for the Years Ended
  December 31, 2005 and 2006, and For the Period
  February 12, 2002 (Inception) to December 31, 2006           F-4

Statements of Stockholder's Equity (Deficit) for the Period
  February 12, 2002 (Inception) to December 31, 2006           F-5

Statements of Cash Flows for the Years Ended
  December 31, 2004 and 2005 and For the Period
  February 12, 2002 (Inception) to December 31, 2006           F-6

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
Fax (432) 684-6722                Fax (432) 363-0376             Fax (281-359-7112

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholder and Board of Directors
Earth Energy Reserves, Inc.
Estes Park, Colorado

We have audited the accompanying balance sheets of Earth Energy Reserves, Inc. (a developmental stage company) as of December 31, 2005 and 2006 and the related statements of operations, stockholder's equity (deficit) and cash flows for the years ended December 31, 2005 and 2006 and for the period February 12, 2002 (Inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Earth Energy Reserves, Inc. (a developmental stage company) at December 31, 2005 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2006, and for the period February 12, 2002 (Inception) to December 31, 2006, in conformity with United States generally accepted accounting principles.

/s/Killman, Murrell & Company, P.C.
Houston, Texas
March 31, 2007
F-2

                        EARTH ENERGY RESERVES, INC.
          (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                     (A DEVELOPMENTAL STAGE COMPANY)
                             BALANCE SHEETS

                                 ASSETS

                                                     December 31,
                                                 2005         2006
                                              ----------   ----------

CURRENT ASSETS
  Cash                                        $    1,664   $  291,752
                                              ----------   ----------
    TOTAL ASSETS                              $    1,664   $  291,752
                                              ==========   ==========


                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Notes Payable to Related Party              $   29,349   $   44,700
  Advance from Major Shareholder                  17,500       29,600
  Accrued Expenses                                 2,678       16,606
                                              ----------   ----------
    TOTAL CURRENT LIABILITIES                     49,527       90,906
                                              ----------   ----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Series A Preferred Stock $.0001 Par Value,
   Authorized 10,000,000 Shares, None Issued           -            -
  Common Stock, $.0001 Par Value,
   Authorized 90,000,000 Shares,
   Issued and Outstanding 7,730,000 and
   10,697,000                                        773        1,070
  Additional Paid-In-Capital                     273,227    3,622,230
  Retained Deficit                              (321,863)  (3,422,454)
                                              ----------   ----------
    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)         (47,863)     200,846
                                              ==========   ==========
    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY (DEFICIT)           $    1,664   $  291,752
                                              ==========   ==========






The accompanying notes are an integral part of these financial statements.

                       EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                     (A DEVELOPMENTAL STAGE COMPANY)
                        STATEMENTS OF OPERATIONS

                                                                           Feb 12, 2002
                                                                          (Inception)to
                                                     Years Ended Dec 31,    December 31,
                                                      2005         2006         2006
                                                   ----------   ----------   ----------
EXPENSES
Compensation and Services Paid
  In Common Stock                                  $ (273,000)  $(2,950,000) $(3,223,000)
  General and Administrative Expenses                 (30,244)     (147,240)    (234,429)
  Interest Expense                                     (1,743)       (3,351)     (14,065)
                                                   ----------    ----------   ----------
    LOSS FROM CONTINUING
      OPERATIONS                                     (304,987)   (3,100,591)  (3,471,494)

INCOME TAXES                                                -             -        7,356
                                                   ----------    ----------  -----------
    NET LOSS FROM CONTINUING OPERATIONS              (304,987)   (3,100,591)  (3,464,138)
                                                   ----------   ----------   -----------

DISCONTINUED OPERATIONS
  Operating Loss From Discontinued Operations               -             -      (14,269)
  Gain on Sale of Discontinued Operations                   -             -       63,309
  Income Tax Expense (Benefit)                              -             -       (7,356)
                                                   ----------    ----------   ----------
    INCOME (LOSS) FROM DISCONTINUED OPERATIONS              -             -       41,684
                                                   ----------    ----------   ----------
    NET INCOME (LOSS)                              $ (304,987)  $(3,100,591) $(3,422,454)
                                                   ==========   ===========  ===========

NET GAIN (LOSS) PER SHARE
  From Continuing Operations                       $    (0.05)  $     (0.36)
  From Discontinued Operations                              -             -
                                                    ----------   ----------
                                                    $     0.05   $    (0.36)
                                                    ==========   ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                         6,260,000    8,636,615
                                                    ==========   ==========



The accompanying notes are an integral part of these financial statements.

                       EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                     (A DEVELOPMENTAL STAGE COMPANY)
                   STATEMENTS OF STOCKHOLDER'S EQUITY DEFICIT

                                                                 Accumulated
                                                                  Deficit
                                                    Additional     During
                            Common                    Paid-    Developmental
                            Shares      Par Value   In Capital      Stage       Total
                          ----------   ----------   ----------   ----------   ----------
BALANCE, Feb 12, 2002
  (Inception)                      -   $        -   $        -   $        -   $        -
  Issuance of Common
   Stock                      10,000        1,000            -            -        1,000
  Issuance of
   Additional Shares and
   Change in Par Value,
   March 2005              4,990,000         (500)         500            -            -
Net Loss                           -            -            -      (21,879)     (21,879)
                             ----------   ----------   ---------- ---------   ----------
BALANCE, Dec 31, 2002      5,000,000          500          500      (21,879)     (20,879)
Net Loss                           -            -            -      (32,015)     (32,015)
                          ----------   ----------   ----------   ----------   ----------

BALANCE, Dec 31, 2003      5,000,000          500          500      (53,894)     (52,894)
Net Income                         -            -            -       37,018       37,018
                          ----------   ----------   ----------   ----------   ----------

BALANCE, Dec 31, 2004      5,000,000          500          500      (16,876)     (15,876)
  Common Stock Issued
   For Services            2,730,000          273      272,727            -      273,000
  Net Loss                         -            -            -     (304,987)    (304,987)
                          ----------   ----------   ----------   ----------   ----------

BALANCE, Dec 31, 2005      7,730,000          773      273,227     (321,863)     (47,863)

  Common stock issued
    For services           2,950,000          295    2,949,705            -    2,950,000
  Sale of common stock
    net of $17,700 in
    commissions             417,000            42      399,258            -      399,300
  Common stock returned to
    the Company            (400,000)          (40)          40            -            -
  Net Loss                         -            -            -   (3,100,591)  (3,100,591)
                          ----------   ----------   ----------   ----------   ----------

BALANCE, Dec 31, 2006     10,697,000   $    1,070   $3,622,230  $(3,422,454)  $  200,846
                          ==========   ==========   ==========   ==========   ==========

The accompanying notes are an integral part of these financial statements.

                       EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                     (A DEVELOPMENTAL STAGE COMPANY)
                         STATEMENTS OF CASH FLOWS

                                                                            Feb 12, 2002
                                                                           (Inception)to
                                                      Years Ended Dec 31,       Dec 31,
                                                       2005         2006         2006
                                                    ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss from Continuing Operations              $ (304,987) $ (3,100,591) $(3,464,138)
  Adjustment to Reconcile Net Loss To Net Cash
   Used by Continuing Operating Activities
    Deferred Tax Expense                                    -             -       (7,356)
    Stock Issuance for Services                       273,000     2,950,000    3,223,000
  Change in Current Liabilities
    Expenses Added to Note Balance                     11,730        11,100       79,775
    Interest Added to Note Balance                      1,743         3,351       14,065
    Accrued Expenses                                    2,678        13,928       16,606
                                                    ----------   ----------   ----------
    NET CASH FLOWS USED BY CONTINUING OPERATIONS      (15,836)     (122,212)    (138,048)
    NET CASH FLOWS PROVIDED BY DISCONTINUED                 -             -       50,000
                                                    ----------   ----------   ----------

    NET CASH (USED) BY OPERATING ACTIVITIES            (15,836)    (122,212)     (88,048)
                                                    ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advance from Related Party                            17,500       13,000       30,500
  Payment on Note Payable                                    -            -      (50,000)
  Stock Sale                                                 -      399,300      399,300
                                                    ----------   ----------   ----------

NET CASH FLOWS FROM
  FINANCING ACTIVITIES                                  17,500      412,300      379,800
                                                    ----------   ----------   ----------

NET INCREASE (DECREASE) IN CASH                          1,664      290,088      291,752
                                                    ----------   ----------   ----------

CASH AT BEGINNING OF PERIOD                                  -        1,664            -
                                                    ----------   ----------   ----------

CASH AT END OF PERIOD                               $    1,664    $ 291,752   $  291,752
                                                    ==========   ==========   ==========
SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash Paid During the Period For:
    Interest                                        $        -   $        -   $        -
                                                    ==========   ==========   ==========
    Income Taxes                                    $        -   $        -   $        -
                                                    ==========   ==========   ==========

F-6

                       EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                     (A DEVELOPMENTAL STAGE COMPANY)
(Continued)             STATEMENTS OF CASH FLOWS

                                                                            Feb 12, 2002
                                                                           (Inception)to
                                                      Years Ended Dec 31,       Dec 31,
                                                       2005         2006         2006
                                                    ----------   ----------   ----------
NON-CASH INVESTING AND FINANCING ACTIVITIES
  Common Stock Issued for Reduction in Related
   Party Payable                                    $        -   $        -   $       40
  Common Stock Issued for Investment in
   Wiltex A, Inc.                                            -            -          960
  Investment in Wiltex A, Inc.                               -            -       (1,000)
  Investment in Wiltex A, Inc.                               -            -       (7,356)
  Income Tax benefit from
    Discontinued operations                                  -            -        7,356
                                                    ----------   ----------   ----------
                                                    $        -   $        -   $        -
                                                    ==========   ==========   ==========





The accompanying notes are an integral part of these financial statements.

                       EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                     (A DEVELOPMENTAL STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2005 AND 2006

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

Galaxy Partners, LTD Corp. (a company owned by a major shareholder of the Company) has managed and financed the Company since inception.

Purpose
-------
The Company's purpose is to engage in any lawful corporate activity, including possible merger and acquisition opportunities. The Company has had no operations to date. The Company was formed to provide a method for a private domestic or foreign company to become a publicly reporting company, thereby causing their shares to be qualified to trade in the domestic secondary markets.

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

Common Stock and Net Loss per Common Share
------------------------------------------
The Company initially had 75,000 authorized shares of no par capital stock of which 10,000 shares were issued. In March of 2005, the Company amended its charter to provide for 90,000,000 shares of common stock with a par value of $0.0001 and 10,000,000 shares of Series A Preferred stock with a par value of $0.0001. In connection with the change in authorized capital stock the initial 10,000 shares were canceled and a new certificate for 5,000,000 shares was issued to the original investor. Net loss per common share has been calculated based on the weighted average number of common shares outstanding during the period as if the 5,000,000 shares issued in March of 2005 had been outstanding since inception. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible preferred stock, in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities have been excluded from the computation, as their effect is anti-dilutive.

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

                       EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                     (A DEVELOPMENTAL STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS

NOTE 3: AMOUNTS DUE TO RELATED PARTIES (continued)

The detail of the activity in the related party notes payable is as follows:

                                                                            Feb 12, 2002
                                                                           (Inception)to
                                                      Years Ended Dec 31,       Dec 31,
                                                       2005         2006         2006
                                                    ----------   ----------   ----------
Balance, Beginning of Period                        $   15,876   $   29,349  $        -
                                                    ----------   ----------   ----------
Receivables For Stock Issued                                 -            -          (40)
                                                    ----------   ----------   ----------

General and Administrative Expenses Advanced
  Management Fees                                       10,050       12,000       49,050
  Office Rent                                              600            -        9,600
  Telephone                                                  -            -        4,193
  Legal and Professional Fees                            1,080            -       15,617
  Other                                                      -            -        2,215
                                                    ----------   ----------   ----------
    TOTAL GENERAL AND ADMINISTRATIVE EXPENSES           11,730       12,000       80,675

Interest Expense                                         1,743        3,351       14,065
                                                    ----------   ----------   ----------

    TOTAL CHANGE DURING PERIOD                          13,473       15,351       94,740
                                                    ----------   ----------   ----------
Cash Received From
  Sale of Wiltex Common Stock                                -            -      (50,000)
                                                    ----------   ----------   ----------

Balance, End of Period                              $   29,349   $   44,700   $   44,700
                                                    ==========   ==========   ==========

NOTE 4: FEDERAL INCOME TAXES

Total income tax benefit is less than the amount computed by multiplying the loss before income taxes by the statutory federal income tax rate. The reasons for the difference and the related tax effects for the year ended December 31, 2005 and 2006 are:

                       EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                     (A DEVELOPMENTAL STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS

NOTE 4: FEDERAL INCOME TAXES (continued)

                                                      Years Ended Dec 31,
                                                       2005         2006
                                                    ----------   ----------
Tax Benefit at Statutory Rates                      $  115,936   $ 1,054,201
Non deductible expense                                 (92,820)   (1,003,000)
Change in Valuation Allowance                          (23,116)      (51,201)
                                                    ----------    ----------
Net Income Tax Benefit                              $        -    $        -
                                                    ==========    ==========

The Components of the Deferred Tax Assets are as follows:

                                                    December 31,
                                                 2005         2006
                                              ----------   ----------
Deferred Tax Assets
  Net Operating Loss Carryforward             $   35,702   $   86,903
                                              ----------   ----------
    Total Deferred Tax Assets                     35,702       86,903

    Less Valuation Allowance                     (35,702)     (86,903)
                                              ----------   ----------
                                              $        -   $        -
                                              ==========   ==========

The Company has no deferred tax liabilities.

At December 31, 2006, the Company had federal income tax net operating loss carryforwards of approximately $255,000 to offset future taxable income, which begin to expire in 2023.


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

NOTE 5: DISCONTINUED OPERATIONS (continued)
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
                                                           ==========

NOTE 6: COMMON STOCK ISSUANCE

During 2006, the Company sold 417,000 shares of its $0.0001 par value common stock at $1.00 per share ($417,000) net of $17,300 commissions.

Purchasers of the common stock also received a warrant, for each share of common stock acquired which entitles the holder to purchase one share of the Company's common stock at $1.50 per share. The warrant holder can exercise the warrant at any time for a period of three years. As the result of the common stock sales at December 31, 2006, the Company has 417,000 warrants outstanding.

During 2006, the Company issued 2,950,000 shares of the Company's common stock for services rendered as follows:

                    Number of                             Per Share
                       Date           Shares                Value             Amount
                   ----------        --------            -----------         --------
                April 1, 2006        1,900,000              $1.00          $1,900,000
               August 26, 2006         650,000               1.00             650,000
              December 16, 2006        400,000               1.00             400,000
                                     ---------                             ----------
                                     2,950,000                             $2,950,000
                                     =========                             ==========

F-13

                       EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                     (A DEVELOPMENTAL STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS

NOTE 6: COMMON STOCK ISSUANCE (continued)

Management valued the shares at $1.00 per share for financial accounting purposes, which is the same value the Company was selling shares to an investor.


During 2005, the Company issued 2,730,000 shares of the Company's common stock for services rendered. Management valued the shares at $0.10 per share for financial accounting purposes.

NOTE 7: STOCK OPTION PLAN

On May 1, 2005, the Board of Directors adopted the Company's 2005 non-statutory stock option plan. ("Plan") whereby the Company reserved 5,000,000 of its authorized but unissued common stock for issuance under the Plan. As of December 31, 2006, no stock options have been granted under the Plan.

NOTE 8:  SUBSEQUENT EVENT

During the first three months of 2007, the Company sold 80,000 shares of common stock at $1.00 per share.