Form 10QSB
period 2007-03-31
Earth Energy Reserves, Inc.
filed 2007-05-21
CIK 1327557

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                      FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2007

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

The number of outstanding shares of the registrant's common stock, March 31, 2007: Common Stock - 10,777,000

PART I - FINANCIAL INFORMATION

EARTH ENERGY RESERVES, INC.
 (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
 (A DEVELOPMENTAL STAGE COMPANY)


ITEM 1. FINANCIAL STATEMENTS

Balance Sheets,
   December 31, 2006 and March 31, 2007 (unaudited)            F-1

   Statements of Operations for the Three Months
    ended March 31, 2006 and 2007 and February 12,
    2002 (inception) to March 31, 2007 (unaudited)             F-2

   Statements of Cash Flows for the Three Months
    ended March 31, 2006 and 2007 and February 12,
    2002 (inception) to March 31, 2007 (unaudited)             F-3

   Notes to Financial Statements                               F-4

EARTH ENERGY RESERVES, INC.

(FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
 (A DEVELOPMENTAL STAGE COMPANY)
BALANCE SHEETS


ASSETS

                                                       December 31      March 31,
                                                          2006            2007
                                                       -----------      ---------
                                                                       (Unaudited)
CURRENT ASSETS
  Cash                                                   $  291,752     $  242,774
                                                         ----------     ----------
      TOTAL CURRENT ASSETS                               $  291,752     $  242,774
                                                         ==========     ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Notes Payable to Related Party                         $   44,700     $   48,624
  Advances from Majority Shareholder                         29,600         29,600
  Accrued Expenses                                           16,606         22,750
                                                         ----------     ----------
      TOTAL CURRENT LIABILITIES                              90,906        100,974
                                                         ----------     ----------
STOCKHOLDERS' DEFICIT
  Series A Preferred Stock $.0001 Par Value
    Authorized 10,000,000 Shares, None Issued                     -              -
  Common Stock, $.0001 Par Value,
    Authorized, 90,000,000 Shares, Issued and
    Outstanding in 10,697,000 and 10,777,000 Respectively     1,070          1,078
  Additional Paid-In-Capital                              3,622,230      3,702,222
  Accumulated Deficit During
    Development Stage                                    (3,422,454)    (3,561,500)
                                                         ----------     ----------

      TOTAL STOCKHOLDERS' DEFICIT                           200,846        141,800
                                                         ----------     ----------
      TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT                             $  291,752     $  242,774
                                                         ==========     ==========


The accompanying notes are an integral
part of these financial statements.
F-1

EARTH ENERGY RESERVES, INC.
 (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
(UNAUDITED)

                                              Three Months Ended          February 12,
                                                  March 31,                2002
                                              ------------------      (Inception) to
                                              2006          2007      March 31, 2007
                                              ----          ----      --------------
EXPENSES
  Compensation and Services
    Paid in Common Stock                    $      -     $       -     $(3,223,000)
  General and Administrative Expenses        (18,860)     (138,330)       (372,759)
                                            --------     ---------     -----------
NET OPERATING LOSS                           (18,860)     (138,330)     (3,595,759)
OTHER INCOME (EXPENSE)
  Interest Income                                  -           208             208
  Interest Expense                              (823)         (924)        (14,989)
                                            --------     ---------     -----------
                                                (823)         (716)        (14,781)
                                            --------     ---------     -----------
LOSS BEFORE INCOME TAXES                     (19,683)     (139,046)     (3,610,540)
                                            --------     ---------     -----------
INCOME TAXES                                       -             -           7,356
                                            --------     ---------     -----------
NET LOSS FROM CONTINUING
  OPERATIONS                                 (19,683)     (139,046)     (3,603,184)
                                            --------     ---------     -----------
DISCOUNTED OPERATIONS
  Operating Loss From Discontinued
    Operations                                     -             -         (14,269)
  Gain on Sale of Discontinued
    Operations                                     -             -          63,309
  Income Tax Expense (Benefit)                     -             -          (7,356)
                                            --------     ---------     -----------
INCOME FROM DISCONTINUED
  OPERATIONS                                       -             -          41,684
                                            --------     ---------     -----------
NET LOSS                                    $(19,683)    $(139,046)    $(3,561,500)
                                            ========     =========     ===========
BASIC AND DILUTED LOSS
  PER SHARE                                 $  (0.00)     $  (0.00)
                                            ========      ========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  BASIC AND DILUTED                        7,730,000    10,745,750
                                           =========    ==========

The accompanying notes are an integral
part of these financial statements.
F-2

EARTH ENERGY RESERVES, INC.
 (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
 (A DEVELOPMENTAL STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                              Three Months Ended          February 12,
                                                  March 31,                  2002
                                              ------------------        (Inception) to
                                              2006          2007        March 31, 2007
                                              ----          ----        --------------
CASH FLOWS FROM OPERATING
  ACTIVITIES
Net Loss from Continuing Operations        $  (19,683)     $ (139,046)    $(3,603,184)
  Adjustment to Reconcile Net Loss
    To Net Cash Used By Continuing
  Operating Activities
    Deferred Tax Expense                            -               -          (7,356)
    Stock Issuance for Services                     -               -       3,223,000
Change in Current Liabilities
  Current Liabilities                           2,036           6,144          22,750
                                           ----------      ----------     -----------
      NET CASH FLOWS USED BY
       CONTINUING OPERATIONS                  (17,647)       (132,902)       (364,790)
      NET CASH FLOWS PROVIDED BY
        DISCONTINUED OPERATIONS                     -               -          50,000
                                           ----------      ----------     -----------
      NET CASH USED BY
        OPERATING ACTIVITIES                  (17,647)       (132,902)       (314,790)
                                           ----------      ----------     -----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
    Note Payable to Related Party               3,822           3,924          47,764
    Common Stock Sold for Cash                      -          80,000         479,300
    Advances from Majority Shareholder         13,900               -          30,500
                                           ----------      ----------     -----------
      NET CASH FROM FINANCING ACTIVITIES       17,722          83,924         557,564
                                           ----------      ----------     -----------
NET INCREASE (DECREASE) IN CASH                    75         (48,978)        242,774
CASH AT BEGINNING OF PERIOD                     1,664         291,752               -
                                           ----------      ----------     -----------
CASH AT END PERIOD                         $    1,739      $  242,774     $   242,774
                                           ==========      ==========     ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES
    Cash Paid During the Period for:
      Interest                             $      823      $        -     $    14,065
                                           ==========      ==========     ===========
      Income Taxes                         $        -      $        -     $         -
                                           ==========      ==========     ===========

The accompanying notes are an integral
part of the financial statements.
F-3

EARTH ENERGY RESERVES, INC.
 (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
 (A DEVELOPMENTAL STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007

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

Basis of Presentation
---------------------
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2006. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

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

Investing Activities. For the three months ended March 31, 2007 and 2006, Earth Energy did not pursue any investing activities.

Financing Activities. For the three months ended March 31, 2007, Earth Energy had a note payable to a related party. During the three months ended March 31, 2007, Earth Energy sought equity financing through the sale of its securities in a private offering. As of March 31, 2007, $80,000 has been received under the private placement memorandum.
As a result, Earth Energy had net cash from financing activities of $83,924 for the three months ended March 31, 2007.

For the three months ended March 31, 2006, Earth Energy received an advance of $13,900 from Galaxy Partners Ltd., a company controlled by James Hogue, an officer, director and principal shareholder of Earth Energy. Additionally, Earth Energy had a note payable to related party of $3,822. As a result, Earth Energy had net cash from financing activities of $17,722 for the three months ended March 31, 2006.

Results of Operations. We have not had any revenue since inception. All of our expenses have been paid by Galaxy Partners Ltd. Corp,

For the three months ended March 31, 2007, Earth Energy did not earn any revenues. General and administrative expenses increased substantially to $138,330 for the three months ended March 31, 2007 compared to only $18,860 for the three months ended March 31, 2006. Expenses for the three months ended March 31, 2007 consisted of basic operating expenses and expenses to no longer be a BDC under the Investment Company Act of 1940. The main reason for the increase was due to increased travel and legal expenses due to our fund raising efforts.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. not applicable.


Item 2. Changes in Securities and Use of Proceeds.

For the three months ended March 31, 2007, Earth Energy sold 80,000 shares of its $0.0001 par value common stock for $1.00 per common share.


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

Dated:  May 21, 2007

Earth Energy Reserves, Inc.

By  /s/James E. Hogue
    ------------------------
    James E. Hogue
    President and Director