Form 10QSB
period 2007-06-30
Earth Energy Reserves, Inc.
filed 2007-08-28
CIK 1327557

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                      FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2007

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

The number of outstanding shares of the registrant's common stock, June 30, 2007: Common Stock - 10,777,000

PART I - FINANCIAL INFORMATION

EARTH ENERGY RESERVES, INC.
 (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
 (A DEVELOPMENTAL STAGE COMPANY)


ITEM 1. FINANCIAL STATEMENTS

Balance Sheets,
   December 31, 2006 and June 30, 2007 (unaudited)            F-1

   Statements of Operations for the Three and Six Months
    ended June 30, 2006 and 2007 and February 12,
    2002 (inception) to June 30, 2007 (unaudited)             F-2

   Statements of Cash Flows for the Six Months
    ended June 30, 2006 and 2007 and February 12,
    2002 (inception) to June 30, 2007 (unaudited)             F-3

   Notes to Financial Statements                               F-4

EARTH ENERGY RESERVES, INC.

(FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
 (A DEVELOPMENTAL STAGE COMPANY)
BALANCE SHEETS


ASSETS

                                                       December 31      June 30,
                                                          2006            2007
                                                       -----------      ---------
                                                                       (Unaudited)
CURRENT ASSETS
  Cash                                                   $  291,752     $  147,003
                                                         ----------     ----------
      TOTAL CURRENT ASSETS                               $  291,752     $  147,003
                                                         ==========     ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Notes Payable to Related Party                         $   44,700     $   52,617
  Advances from Majority Shareholder                         29,600         29,600
  Accrued Expenses                                           16,606         14,109
                                                         ----------     ----------
      TOTAL CURRENT LIABILITIES                              90,906        96,326
                                                         ----------     ----------
STOCKHOLDERS' DEFICIT
  Series A Preferred Stock $.0001 Par Value
    Authorized 10,000,000 Shares, None Issued                     -              -
  Common Stock, $.0001 Par Value,
    Authorized, 90,000,000 Shares, Issued and
    Outstanding in 10,697,000 and 10,777,000 Respectively     1,070          1,078
  Additional Paid-In-Capital                              3,622,230      3,702,222
  Accumulated Deficit During
    Development Stage                                    (3,422,454)    (3,652,623)
                                                         ----------     ----------

      TOTAL STOCKHOLDERS' DEFICIT                           200,846         50,677
                                                         ----------     ----------
      TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT                             $  291,752     $  147,003
                                                         ==========     ==========


The accompanying notes are an integral
part of these financial statements.
F-1

EARTH ENERGY RESERVES, INC.
 (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                            Feb 12, 2002
                           Three Months Ended         Six Months Ended       (Inception)
                                 June 30,                  June 30,          to June 30,
                            2006         2007         2006         2007         2007
                         ----------   ----------   ----------   ----------   ----------
EXPENSES
 General and Admin
  Expenses            $(1,918,068)  $ (90,883)  $(1,934,719)  $ (229,213)   $(3,686,642)
                      -----------   ---------   -----------   ----------    -----------
NET OPERATING LOSS    $(1,918,068)  $ (90,883)  $(1,934,719)  $ (229,213)   $(3,686,642)
OTHER INCOME (EXPENSE)
  Interest Income               -         753             -          961            961
  Interest Expense           (409)       (993)       (1,747)      (1,917)       (15,982)
                       ----------   ---------   -----------   ----------    -----------
                             (409)       (240)       (1,747)        (956)       (15,021)
                       ----------   ---------   -----------   ----------    -----------
LOSS BEFORE INCOME
  TAXES                (1,918,477)    (91,123)   (1,936,466)    (230,169)    (3,701,663)
INCOME TAXES                    -           -             -            -          7,356
                      -----------   ---------   -----------   ----------    -----------
  NET LOSS FROM CONTINUING
  OPERATIONS           (1,918,477)    (91,123)   (1,936,466)    (230,169)    (3,694,307)
                      -----------   ---------   -----------   ----------    -----------
DISCOUNTED OPERATIONS
 Operating Loss From
  Discontinued Operations       -           -             -            -        (14,269)
 Gain on Sale of
  Discontinued Operations       -           -             -            -         63,309
 Income Tax Expense
  (Benefit)                     -           -             -            -         (7,356)
                      -----------   ---------   -----------   ----------    -----------
INCOME FROM DISCONTINUED
 OPERATIONS                     -           -             -            -         41,684
                      -----------   ---------   -----------   ----------    -----------
NET LOSS              $(1,918,477)  $ (91,123)  $(1,936,466)  $ (230,169)   $(3,652,623)
                      ===========   =========   ===========   ==========    ===========
BASIC AND DILUTED LOSS
PER SHARE             $     (0.21)  $   (0.01)  $     (0.23)  $    (0.02)
                      ===========   =========   ===========   ==========
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING
 BASIC AND DILUTED      9,155,000  10,777,000     8,559,286    10,745,750
                      ===========  ==========   ===========   ===========

The accompanying notes are an integral
part of these financial statements.
F-2

EARTH ENERGY RESERVES, INC.
 (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
 (A DEVELOPMENTAL STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                              Six Months Ended          February 12,
                                                  June 30,                  2002
                                              ------------------        (Inception) to
                                              2006          2007        March 31, 2007
                                              ----          ----        --------------
CASH FLOWS FROM OPERATING
  ACTIVITIES
Net Loss from Continuing Operations       $(1,936,466)     $ (230,169)    $(3,695,407)
  Adjustment to Reconcile Net Loss
    To Net Cash Used By Continuing
  Operating Activities
    Deferred Tax Expense                            -               -          (7,356)
    Stock Issuance for Services             1.900,000               -       3,223,000
    Change in Note Payable
      Related Party                                 -           7,917           7,917
Change in Accrued Expenses                     (2,678)         (2,497)         14,109
                                           ----------      ----------     -----------
      NET CASH FLOWS USED BY
       CONTINUING OPERATIONS                  (39,144)       (224,749)       (456,637)
      NET CASH FLOWS PROVIDED BY
        DISCONTINUED OPERATIONS                     -               -          50,000
                                           ----------      ----------     -----------
      NET CASH USED BY
        OPERATING ACTIVITIES                  (39,144)       (224,749)       (406,637)
                                           ----------      ----------     -----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
    Note Payable to Related Party               7,747               -          43,840
    Common Stock Sold for Cash                 65,000          80,000         479,300
    Advances from Majority Shareholder         13,000               -          30,500
                                           ----------      ----------     -----------
      NET CASH FROM FINANCING ACTIVITIES       85,747          80,000         553,640
                                           ----------      ----------     -----------
NET INCREASE (DECREASE) IN CASH                46,603        (144,749)        147,003
CASH AT BEGINNING OF PERIOD                     1,664         291,752               -
                                           ----------      ----------     -----------
CASH AT END PERIOD                         $   48,267      $  147,003     $   147,003
                                           ==========      ==========     ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES
    Cash Paid During the Period for:
      Interest                             $    1,747      $        -     $    15,983
                                           ==========      ==========     ===========
      Income Taxes                         $        -      $        -     $         -
                                           ==========      ==========     ===========

The accompanying notes are an integral
part of the financial statements.
F-3

EARTH ENERGY RESERVES, INC.
 (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
 (A DEVELOPMENTAL STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

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

Basis of Presentation
---------------------
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2006. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

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

Investing Activities. For the six months ended June 30, 2007 and 2006, Earth Energy did not pursue any investing activities.

Financing Activities. During the six months ended June 30, 2007, Earth Energy sought equity financing through the sale of its securities in a private offering. As of June 30, 2007, $80,000 has been received under the private placement memorandum. As a result, Earth Energy had net cash from financing activities of $80,000 for the six months ended June 30, 2007.

For the six months ended June 30, 2006, Earth Energy received an advance of $13,900 from Galaxy Partners Ltd., a company controlled by James Hogue, an officer, director and principal shareholder of Earth Energy. As of June 30, 2007, Earth Energy received $65,000 from the sale of its common stock. Additionally, Earth Energy had a note payable to related party of $7,747. As a result, Earth Energy had net cash from financing activities of $85,747 for the six months ended March 31, 2006.

Results of Operations. We have not had any revenue since inception. All of our expenses have been paid by Galaxy Partners Ltd. Corp,

For the three months ended June 30, 2007, Earth Energy did not earn any revenues. General and administrative expenses decreased substantially from $1,918,068 for the three months ended June 30, 2006 compared to only $90,883 for the three months ended June 30, 2007. Expenses for the three months ended June, 2007 consisted of basic operating expenses and increased travel and legal expenses due to our fund raising efforts. The main reason for the decrease was due to the issuance of stock for services valued at $1,900,000 for the three months ended June 30, 2007.

For the six months ended June 30, 2007, Earth Energy did not earn any revenues. General and administrative expenses decreased substantially from $1,934,719 for the six months ended June 30, 2006 compared to only $229,213 for the six months ended June 30, 2007. Expenses for the six months ended June, 2007 consisted of basic operating expenses and increased travel and legal expenses due to our fund raising efforts. The main reason for the decrease was due to the issuance of stock for services valued at $1,900,000 for the six months ended June 30, 2007.

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

Item 3. Controls and Procedures

During the three months ended June 30, 2007, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting .

James E. Hogue, the Chief Executive Officer and the Chief Financial Officer of the Corporation has made an evaluation of the disclosure controls and procedures relating to the report on Form 10QSB for the three months ended June 30, 2007 as filed with the Securities and Exchange Commission and have concluded such controls and procedures to be effective as of June 30, 2007 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
        none

Item 2. Changes in Securities and Use of Proceeds.
        none

Item 3. Defaults Upon Senior Securities.
        none

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

Dated:  August 27, 2007

Earth Energy Reserves, Inc.

By  /s/James E. Hogue
    ------------------------
    James E. Hogue
    President and Director