Form 10KSB/A
period 2006-12-31
Earth Energy Reserves, Inc.
filed 2007-08-30
CIK 1327557

AMENDMENT 1 TO
FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.  CONTROLS AND PROCEDURES

Controls and Procedures. James E. Hogue, the Chief Executive Officer and John Malone, the Chief Financial Officer of the Corporation have made an evaluation of the disclosure controls and procedures relating to the annual report on Form 10KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission and have concluded such controls and procedures to be effective as of December 31, 2006 (the evaluation date).

During the year ended December 31, 2006, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:    August 30, 2007

Earth Energy Reserves, Inc.

/s/ James E. Hogue
------------------------------
By: James E. Hogue, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Earth Energy and in the capacities and on the dates indicated.

/s/James E. Hogue           Principal Executive Officer        August 30, 2007
------------------------            Director
James E. Hogue

/s/John Malone             CFO, Chief Marketing Officer        August 30, 2007
------------------------            Director
John Malone

/s/James R. Phillips, Jr.       Vice President/Secretary       August 30, 2007
James R. Phillips, Jr.              Treasurer/Director

FINANCIAL STATEMENTS

The following financial statements are filed as part of this report:

                        EARTH ENERGY RESERVES, INC.
          (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                     (AN EXPLORATION STAGE COMPANY)
                            TABLE OF CONTENTS


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
Fax (432) 684-6722                Fax (432) 363-0376             Fax (281-359-7112

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholder and Board of Directors
Earth Energy Reserves, Inc.
Estes Park, Colorado

We have audited the accompanying balance sheets of Earth Energy Reserves, Inc. (an exploration stage company) as of December 31, 2005 and 2006 and the related statements of operations, stockholder's equity (deficit) and cash flows for the years ended December 31, 2005 and 2006 and for the period February 12, 2002 (Inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Earth Energy Reserves, Inc. (a exploration stage company) at December 31, 2005 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2006, and for the period February 12, 2002 (Inception) to December 31, 2006, in conformity with United States generally accepted accounting principles.

/s/Killman, Murrell & Company, P.C.
Houston, Texas
March 31, 2007
F-2

                        EARTH ENERGY RESERVES, INC.
          (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                     (AN EXPLORATION STAGE COMPANY)
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

                       EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                     (AN EXPLORATION STAGE COMPANY)
                        STATEMENTS OF OPERATIONS

                                                                           Feb 12, 2002
                                                                          (Inception)to
                                                     Years Ended Dec 31,    December 31,
                                                      2005         2006         2006
                                                   ----------   ----------   ----------
EXPENSES
  General and Administrative Expenses                (303,244)   (3,097,240)  (3,457,429)
  Interest Expense                                     (1,743)       (3,351)     (14,065)
                                                   ----------    ----------   ----------
    LOSS FROM CONTINUING
      OPERATIONS                                     (304,987)   (3,100,591)  (3,471,494)

INCOME TAXES                                                -             -        7,356
                                                   ----------    ----------  -----------
    NET LOSS FROM CONTINUING OPERATIONS              (304,987)   (3,100,591)  (3,464,138)
                                                   ----------   ----------   -----------

DISCONTINUED OPERATIONS
  Operating Loss From Discontinued Operations               -             -      (14,269)
  Gain on Sale of Discontinued Operations                   -             -       63,309
  Income Tax Expense (Benefit)                              -             -       (7,356)
                                                   ----------    ----------   ----------
    INCOME (LOSS) FROM DISCONTINUED OPERATIONS              -             -       41,684
                                                   ----------    ----------   ----------
    NET INCOME (LOSS)                              $ (304,987)  $(3,100,591) $(3,422,454)
                                                   ==========   ===========  ===========

NET GAIN (LOSS) PER SHARE
  From Continuing Operations                       $    (0.05)  $     (0.36)
  From Discontinued Operations                              -             -
                                                    ----------   ----------
                                                    $     0.05   $    (0.36)
                                                    ==========   ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                         6,260,000    8,636,615
                                                    ==========   ==========



The accompanying notes are an integral part of these financial statements.

                       EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                     (AN EXPLORATION STAGE COMPANY)
                   STATEMENTS OF STOCKHOLDER'S EQUITY DEFICIT

                                                                 Accumulated
                                                                  Deficit
                                                    Additional     During
                            Common                    Paid-     Exploration
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

                       EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                     (AN EXPLORATION STAGE COMPANY)
                         STATEMENTS OF CASH FLOWS

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
                                                    ==========   ==========   ==========

F-6

                       EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                     (AN EXPLORATION STAGE COMPANY)
(Continued)             STATEMENTS OF CASH FLOWS

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

                       EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                     (AN EXPLORATION STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2005 AND 2006

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

                       EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                     (AN EXPLORATION STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS

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

                       EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                     (AN EXPLORATION STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS

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

                       EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                     (AN EXPLORATION STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS

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

                       EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                     (AN EXPLORATION STAGE COMPANY)
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

A summary of expenses of discontinued operations for the years ended December 31, 2004, and the period February 12, 2002 (Inception) to December 31, 2004 is as follows:

                       EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                     (AN EXPLORATION STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS

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
                                     =========                             ==========

F-13

                       EARTH ENERGY RESERVES, INC.
         (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
                     (AN EXPLORATION STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS

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