Form 10QSB/A
period 2007-03-31
Earth Energy Reserves, Inc.
filed 2007-08-30
CIK 1327557

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Amendment 1 to
FORM 10-QSB

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
                                                         ==========     ==========


The accompanying notes are an integral
part of these financial statements.
F-1

EARTH ENERGY RESERVES, INC.
 (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
 (AN EXPLORATION COMPANY)

STATEMENTS OF OPERATIONS
(UNAUDITED)

                                              Three Months Ended       February 12,
                                                  March 31,                2002
                                              ------------------      (Inception) to
                                              2006          2007      March 31, 2007
                                              ----          ----      --------------

EXPENSES
  General and Administrative Expenses        (18,860)     (138,330)     (3,595,759)
                                            --------     ---------     -----------
NET OPERATING LOSS                           (18,860)     (138,330)     (3,595,759)

OTHER INCOME (EXPENSE)
  Interest Income                                  -           208             208
  Interest Expense                              (823)         (924)        (14,989)
                                            --------     ---------     -----------
                                                (823)         (716)        (14,781)
                                            --------     ---------     -----------
LOSS BEFORE INCOME TAXES                     (19,683)     (139,046)     (3,610,540)
                                            --------     ---------     -----------
INCOME TAXES                                       -             -           7,356
                                            --------     ---------     -----------
NET LOSS FROM CONTINUING
  OPERATIONS                                 (19,683)     (139,046)     (3,603,184)
                                            --------     ---------     -----------
DISCOUNTED OPERATIONS
  Operating Loss From Discontinued
    Operations                                     -             -         (14,269)
  Gain on Sale of Discontinued
    Operations                                     -             -          63,309
  Income Tax Expense (Benefit)                     -             -          (7,356)
                                            --------     ---------     -----------
INCOME FROM DISCONTINUED
  OPERATIONS                                       -             -          41,684
                                            --------     ---------     -----------
NET LOSS                                    $(19,683)    $(139,046)    $(3,561,500)
                                            ========     =========     ===========
BASIC AND DILUTED LOSS
  PER SHARE                                 $  (0.00)     $  (0.00)
                                            ========      ========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  BASIC AND DILUTED                        7,730,000    10,745,750
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

Item 3. Controls and Procedures

Controls and Procedures. James E. Hogue, the Chief Executive Officer and John Malone, the Chief Financial Officer of the Corporation have made an evaluation of the disclosure controls and procedures relating to the quarterly report on Form 10QSB for the three months ended, March 31, 2007 as filed with the Securities and Exchange Commission and have concluded such controls and procedures to be effective as of December 31, 2006 (the evaluation date).

During the three months ended March 31, 2007, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated:  August 30, 2007

Earth Energy Reserves, Inc.

By  /s/James E. Hogue
    ------------------------
    James E. Hogue
    President and Director