Form 10QSB/A
period 2007-06-30
Earth Energy Reserves, Inc.
filed 2007-08-30
CIK 1327557

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
                                                         ==========     ==========


The accompanying notes are an integral
part of these financial statements.
F-1

EARTH ENERGY RESERVES, INC.
 (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

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
                                           ==========      ==========     ===========

The accompanying notes are an integral
part of the financial statements.
F-3

EARTH ENERGY RESERVES, INC.
 (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

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

James E. Hogue, the Chief Executive Officer and John Malone, the Chief Financial Officer of the Corporation has made an evaluation of the disclosure controls and procedures relating to the report on Form 10QSB for the three months ended June 30, 2007 as filed with the Securities and Exchange Commission and have concluded such controls and procedures to be effective as of June 30, 2007 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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