Form 10QSB
period 2007-09-30
Earth Energy Reserves, Inc.
filed 2007-11-14
CIK 1327557

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2007

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

The number of outstanding shares of the registrant's common stock, September 30, 2007: Common Stock - 10,777,000

PART I - FINANCIAL INFORMATION

EARTH ENERGY RESERVES, INC.
 (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
 (AN EXPLORATION STAGE COMPANY)


ITEM 1. FINANCIAL STATEMENTS

Balance Sheets,
   December 31, 2006 and September 30, 2007 (unaudited)            F-1

   Statements of Operations for the Three and Nine Months
    ended September 30, 2006 and 2007 and February 12,
    2002 (inception) to September 30, 2007 (unaudited)             F-2

   Statements of Cash Flows for the Nine Months
    ended September 30, 2006 and 2007 and February 12,
    2002 (inception) to September 30, 2007 (unaudited)             F-3

   Notes to Financial Statements                                   F-4

EARTH ENERGY RESERVES, INC.

(FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
 (AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS


ASSETS

                                                       December 31      September 30,
                                                          2006            2007
                                                       -----------      ---------
                                                                       (Unaudited)
CURRENT ASSETS
  Cash                                                   $  291,752     $   16,216
OIL AND GAS PROPERTIES                                            -        153,747
                                                         ----------     ----------
      TOTAL CURRENT ASSETS                               $  291,752     $  169,963
                                                         ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes Payable to Related Party                         $   44,700     $   53,630
  Advances from Majority Shareholder                         29,600         59,300
  Accrued Expenses                                           16,606         18,328
                                                         ----------     ----------
      TOTAL CURRENT LIABILITIES                              90,906        131,258
                                                         ----------     ----------
STOCKHOLDERS' EQUITY
  Series A Preferred Stock $.0001 Par Value
    Authorized 10,000,000 Shares, None Issued                     -              -
  Common Stock, $.0001 Par Value,
    Authorized, 90,000,000 Shares, Issued and
    Outstanding in 10,697,000 and 10,777,000 Respectively     1,070          1,078
  Additional Paid-In-Capital                              3,622,230      3,702,222
  Accumulated Deficit During
    Development Stage                                    (3,422,454)    (3,664,595)
                                                         ----------     ----------

      TOTAL STOCKHOLDERS' EQUITY                            200,846         38,705
                                                         ----------     ----------
      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                              $  291,752     $  169,963
                                                         ==========     ==========


The accompanying notes are an integral
part of these financial statements.
F-1

EARTH ENERGY RESERVES, INC.
 (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                           Feb 12, 2002
                           Three Months Ended        Nine Months Ended    (Inception) to
                              September 30,           September 30,        September 30,
                            2006         2007         2006         2007         2007
                         ----------   ----------   ----------   ----------   ----------
EXPENSES
 General and Admin
  Expenses              $(705,630)  $ (10,998)  $(2,640,349)  $ (240,211)   $(3,697,640)
                      -----------   ---------   -----------   ----------    -----------
NET OPERATING LOSS      $(705,630)  $ (10,998)  $(2,640,349)  $ (240,211)   $(3,697,640)
OTHER INCOME (EXPENSE)
  Interest Income               -          38             -          999          1,000
  Interest Expense              -      (1,013)       (1,747)      (2,930)       (16,995)
                       ----------   ---------   -----------   ----------    -----------
                                -        (975)       (1,747)      (1,931)       (15,995)
                       ----------   ---------   -----------   ----------    -----------
LOSS BEFORE INCOME
  TAXES                  (705,630)    (11,973)   (2,642,096)    (242,142)    (3,713,635)
INCOME TAXES                    -           -             -            -          7,356
                      -----------   ---------   -----------   ----------    -----------
  NET LOSS FROM CONTINUING
  OPERATIONS             (705,630)    (11,973)   (2,642,096)    (242,142)    (3,706,279)
                      -----------   ---------   -----------   ----------    -----------
DISCOUNTED OPERATIONS
 Operating Loss From
  Discontinued Operations       -           -             -            -        (14,269)
 Gain on Sale of
  Discontinued Operations       -           -             -            -         63,309
 Income Tax Expense
  (Benefit)                     -           -             -            -         (7,356)
                      -----------   ---------   -----------   ----------    -----------
INCOME FROM DISCONTINUED
 OPERATIONS                     -           -             -            -         41,684
                      -----------   ---------   -----------   ----------    -----------
NET LOSS              $  (705,630)  $ (11,973)  $(2,642,096)  $ (242,142)   $(3,664,595)
                      ===========   =========   ===========   ==========    ===========
BASIC AND DILUTED LOSS
PER SHARE             $     (0.07)  $   (0.00)  $     (0.29)  $    (0.02)
                      ===========   =========   ===========   ==========
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING
 BASIC AND DILUTED     10,038,750  10,777,000     9,037,500    10,764,500
                      ===========  ==========   ===========   ===========

The accompanying notes are an integral
part of these financial statements.
F-2

EARTH ENERGY RESERVES, INC.
 (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                             Nine Months Ended         February 12,
                                               September 30,               2002
                                              ------------------      (Inception) to
                                              2006          2007    September 30, 2007
                                              ----          ----        --------------
CASH FLOWS FROM OPERATING
  ACTIVITIES
Net Loss from Continuing Operations       $(2,642,096)     $ (242,142)    $(3,706,280)
  Adjustment to Reconcile Net Loss
    To Net Cash Used By Continuing
  Operating Activities
    Deferred Tax Expense                            -               -          (7,356)
    Stock Issuance for Services             2,550,000               -       3,223,000
    Change in Note Payable
      Related Party                                 -           8,931           8,931
    Change in Accrued Expenses                  4,630           1,722          18,328
                                           ----------      ----------     -----------
      NET CASH FLOWS USED BY
       CONTINUING OPERATIONS                  (87,466)       (231,489)       (463,377)
      NET CASH FLOWS PROVIDED BY
        DISCONTINUED OPERATIONS                     -               -          50,000
                                           ----------      ----------     -----------
      NET CASH USED BY
        OPERATING ACTIVITIES                  (87,466)       (231,489)       (413,377)
                                           ----------      ----------     -----------
CASH FLOWS FROM INVESTING
  ACTIVITIES
  Purchase of Oil and Gas Properties                -        (153,747)       (153,747)
                                           ----------      ----------     -----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
    Note Payable to Related Party               7,747               -          43,840
    Common Stock Sold for Cash                140,000          80,000         479,300
    Advances from Majority Shareholder         13,000          29,700          60,200
                                           ----------      ----------     -----------
      NET CASH FROM FINANCING ACTIVITIES      160,747         109,700         583,340
                                           ----------      ----------     -----------
NET INCREASE (DECREASE) IN CASH                73,281        (275,536)         16,216
CASH AT BEGINNING OF PERIOD                     1,664         291,752               -
                                           ----------      ----------     -----------
CASH AT END PERIOD                         $   74,945      $   16,216     $    16,216
                                           ==========      ==========     ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES
    Cash Paid During the Period for:
      Interest                             $    1,747      $    2,930     $    15,982
                                           ==========      ==========     ===========
      Income Taxes                         $        -      $        -     $         -
                                           ==========      ==========     ===========

The accompanying notes are an integral
part of the financial statements.
F-3

EARTH ENERGY RESERVES, INC.
 (FORMERLY ASIAN AMERICAN BUSINESS DEVELOPMENT COMPANY)
 (AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

Basis of Presentation
---------------------
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2006. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

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

Investing Activities. For the nine months ended September 30, 2007, Earth Energy purchase oil and gas properties for $153,747 resulting in net cash flows from investing activities.

For the nine months ended September 30, 2006, Earth Energy did not pursue any investing activities.

Financing Activities. During the nine months ended September 30, 2007, Earth Energy sought equity financing through the sale of its securities in a private offering. As of September 30, 2007, $80,000 has been received under the private placement memorandum. For the nine months ended September 30, 2007, Earth Energy received an advance of $29,700 from Galaxy Partners Ltd., a company controlled by James Hogue, an officer, director and principal shareholder of Earth Energy. As a result, Earth Energy had net cash from financing activities of $109,700 for the nine months ended September 30, 2007.

For the nine months ended September 30, 2006, Earth Energy received an advance of $13,000 from Galaxy Partners Ltd., a company controlled by James Hogue, an officer, director and principal shareholder of Earth Energy. Additionally, Earth Energy received $140,000 from the sale of its common stock and has a note payable to related party of $7,747. As a result, Earth Energy had net cash from financing activities of $160,747 for the nine months ended September 30, 2006.

Results of Operations. We have not had any revenue since inception. All of our expenses have been paid by Galaxy Partners Ltd. Corp,

For the three months ended September 30, 2007, Earth Energy did not earn any revenues. General and administrative expenses decreased substantially from $705,630 for the three months ended September 30, 2006 compared to only $10,998 for the three months ended September 30, 2007. Expenses for the three months ended September 30, 2007 consisted of basic operating expenses and increased travel and legal expenses due to our fund raising efforts. The main reason for the increase was due to the issuance of stock for services.

For the nine months ended September 30, 2007, Earth Energy did not earn any revenues. General and administrative expenses decreased substantially from $2,640,349 for the nine months ended September 30, 2006 compared to $240,211 for the nine months ended September 30, 2007. Expenses for the nine months ended September 30, 2007 consisted of basic operating expenses and increased travel and legal expenses due to our fund raising efforts. The main reason for the decrease was due to the issuance of stock for services valued at $2,550,000 for the nine months ended September 30, 2006.

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

Item 3. Controls and Procedures

During the three months ended September 30, 2007, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting .

James E. Hogue, the Chief Executive Officer and John Malone, the Chief Financial Officer of the Corporation has made an evaluation of the disclosure controls and procedures relating to the report on Form 10QSB for the three months ended September 30, 2007 as filed with the Securities and Exchange Commission and have concluded such controls and procedures to be effective as of September 30, 2007 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated:  November 14, 2007

Earth Energy Reserves, Inc.

By  /s/James E. Hogue
    ------------------------
    James E. Hogue
    President and Director