Form 10KSB
period 2007-12-31
Earth Energy Reserves, Inc.
filed 2008-04-15
CIK 1327557

FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[ ] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
   THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended: December 31, 2007
                       OR
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

The Corporation's revenues for its most recent fiscal year were $0.00. As of December 31, 2007, the market value of the Corporation's voting $.000l par value common stock held by non-affiliates of the Corporation was $0.00.

The number of shares outstanding of Corporation's common stock, as of December 31, 2007 and March 31, 2008 was 10,697,000 and 10,927,000
shares of its $.0001 par value common stock, respectively.

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

Negotiated acquisitions of properties. We may acquire producing properties based on our view of the pricing cycles of oil and natural gas and available exploitation opportunities of proved, probable and possible reserves. As of March 31, 2008, we have not acquired any such properties.

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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the last quarter of the fiscal year ended December 31, 2007, no matters were submitted to a vote of Earth Energy security holders, through the solicitation of proxies.

PART II

ITEM 5.    MARKET FOR CORPORATION'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Our common stock is not traded over the counter. We do not intend to apply for the listing of our common stock on the Over The Counter Bulletin Board within the next twelve months.

Holders

As of March 31, 2008, the approximate number of shareholders of common stock of Earth Energy was 35.

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

For the year ended December 31, 2007, Earth Energy received no revenues. For the year ended December 31, 2007, Earth Energy had compensation and services paid in common stock of $1,750,000 or 1,750,000 common shares valued at $1.00 per common share. Comparatively, for the year ended December 31, 2006, Earth Energy had compensation or services paid in common stock of $2,950,000 or 2,950,000 common shares valued at $1.00 per common shares. Management valued the shares issued in 2006 and 2007 at $1.00 per share for financial accounting purposes, which is the same value Earth Energy was selling its common shares to an investor.

General and administrative expenses for the year ended December 31, 2007 increased to $327,519 from $147,240 for the year ended December 31, 2006. These expenses for the year ended December 31, 2007 consisted of basic operating expenses and expenses relating to filing the required reports with the Securities and Exchange Commission under the Exchange Act of 1934. The main reason for the increase was due to an increase in legal, professional and consulting fees.

Recent Accounting Pronouncements

Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans"-an amendment of FASB Statements No. 87, 88, 106, and 123R. This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.

Statement No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements.

Statement No. 156, "Accounting for Servicing of Financial Assets"-an amendment of FASB Statement No. 140. This Statement amends FASB
Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.

Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statement No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities , and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

In the opinion of management, these Statements will have no material effect on the financial statements of the Company.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.  CONTROLS AND PROCEDURES

Changes in Internal Controls

During the year ended December 31, 2007, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2007. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of December 31, 2007 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as derived in Rule 13a-15(f) under the Securities Exchange Act of 1934.
We have assessed the effectiveness of those internal controls as of December 31, 2007, using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control) Integrated Framework as a basis for our assessment.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Corporation's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Corporation's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we did not identify any material weakness in our internal control over financial reporting. Therefore, it is our conclusion that the Corporation's internal controls over financial reporting were effective as of December 31, 2007.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management's report in this annual report.

ITEM 8B.  OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our management consists of:

Name                     Age               Title

James E. Hogue           69             President/CEO
                                       Chairman of the Board

James R. Phillips        58           Vice President/Secretary/
                                       Treasurer and Director

John Malone              58            Chief Financial Officer/
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


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 31, 2008 by: (i) each current director and nominee for director; (ii) all executive officers and current directors of the Company as a group; and (iii) all stockholders known by the Company to be beneficial owners of more than five percent of the outstanding shares of Common Stock or Preferred Stock. The information in this table is based solely on a review by the Company of its capital stock transfer records and on publicly available filings made with the SEC by or on behalf of the stockholders listed below, and is based on 10,927,000 outstanding shares of common stock.

Name and Address of           Number of Shares
Beneficial Owner           Beneficially Owned       Percent of Class
James E. Hogue
671 Heinz Parkway
Estes Park, CO 80517          5,000,000                   45.76%

James Phillips
6801 Sanger Avenue
Suite 101
Waco, TZ 76710                1,600,000                   14.64%

John Malone
6011 Bosque Blvc.
Waco, Texas 76710             1,000,000                    9.15%

Officers and Directors
as a group (3 members)        7,600,000                   69.55%

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

Certain general and administrative expenses of Earth Energy have been paid by Galaxy and are shown as an increase in the note payable.
Interest expense has been accrued on the note payable and has been added to the outstanding balance of the note payable.

The detail of the activity in the related party notes payable is as follows:

                                                2006          2007
                                                ----          ----
Balance, beginning of period             $29,349       $44,700

General and administrative expenses
  advanced
    Management fees                       12,000        12,000
                                         -------       -------
      Total general and administrative
        Expenses                          12,000        12,000

Interest expense                           3,351         4,173
                                         -------       -------
Total change during period                15,351        16,173
                                         -------       -------
Balance, end of period                   $44,700       $60,873
                                         =======       =======

Director Independence.

Earth Energy's Board of Directors consists of James Hogue, James Phillips and John Malone. None of the directors are independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended December 31, 2007, there were no transactions with related persons other than as described in the section above entitled "Item 10. Executive Compensation".


ITEM 13.  EXHIBITS

The following exhibits are filed with this report:

  Exhibit 31 - 302 certification
  Exhibit 32 - 906 certification

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of approximately $17,061 and $10,000 from Killman, Murrell & Company, P.C. for the 2007 and 2006 fiscal years, respectively. Such fees included work completed for our annual audits and for the review of our financial statements included in our Form 10-QSB.

Tax Fees. We did not incur any aggregate tax fees and expenses from Killman, Murrell & Company, P.C. for the 2007 and 2006 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Killman, Murrell & Company, P.C. during fiscal 2007 or 2006. The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Killman, Murrell & Company, P.C. solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Earth Energy has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    April 14, 2008

Earth Energy Reserves, Inc.

/s/ James E. Hogue
------------------------------
By: James E. Hogue, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Earth Energy and in the capacities and on the dates indicated.

/s/James E. Hogue           Principal Executive Officer        April 14, 2008
------------------------            Director
James E. Hogue

/s/John Malone             CFO, Chief Marketing Officer        April 14, 2008
------------------------            Director
John Malone

/s/James R. Phillips, Jr.       Vice President/Secretary       April 14, 2008
James R. Phillips, Jr.              Treasurer/Director

PART I - FINANCIAL INFORMATION

EARTH ENERGY RESERVES, INC.

FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm        22

Balance Sheets as of December 31, 2006 and 2007                23

Statements of Operations for the Years Ended December
  31, 2006 and 2007                                            24

Statements of Changes in Stockholders' Equity (Deficit)
  for the Years Ended December 31, 2006 and 2007               25

Statements of Cash Flows for the Years Ended
  December 31, 2006 and 2007                                   26

Notes to the Financial Statements                              27

Killman, Murrell & Company, P.C.
Certified Public Accountants

330 N. A Street, Bldg 4, St. 200    1931 E. 37th Street, Suite 7              2626 Royal Circle
Midland, TX 79705                         Odessa, TX 79762                  Kingwood, TX 77339
(432) 686-9381                           (432) 363-0067                       (281) 359-7224
Fax (432) 684-6722                      Fax (432) 363-0376                   Fax (281) 359-7112

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholder and Board of Directors
Earth Energy Reserves, Inc.
671 Heinz Parkway
Estes Park, CO  80517

We have audited the accompanying balance sheets of Earth Energy
Reserves, Inc. as of December 31, 2006 and 2007 and the related statements of operations, stockholder's equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing and accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Earth Energy Reserves, Inc. at December 31, 2006 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Killman, Murrell & Company, P.C.
Odessa, Texas
March 28, 2008

EARTH ENERGY RESERVES, INC.
BALANCE SHEETS
December 31, 2006 and 2007

ASSETS

                                            2006                2007
                                            ----                ----
CURRENT ASSETS
  Cash                                   $  291,752         $   45,089
  Accounts receivable                             -              2,204
                                         ----------         ----------
    Total Current Assets                    291,752             47,293

PROPERTY
  Leon River Energy leasehold                     -             53,747
  Walker Creek Unit leasehold                     -             73,150
                                         ----------         ----------
    Total Property                                -            126,897
                                         ----------         ----------
      TOTAL ASSETS                       $  291,752         $  174,190
                                         ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Notes payable to related party         $   44,700         $   60,873
  Compensation payable                            -             75,000
  Advances from majority shareholder         29,600             32,450
  Accrued expenses                           16,606             24,605
                                         ----------         ----------
    Total Current Liabilities                90,906            192,928
                                         ----------         ----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Series A preferred stock $0.0001 par
    value, authorized 10,000,000 shares,
    none issued                                   -                  -
  Common stock, $0.0001 par value,
    authorized 90,000,000 issued and
    outstanding 10,697,000 and 10,927,000
    respectively                              1,070              1,093
  Additional paid-in-capital              3,622,230          5,482,207
  Retained (deficit)                     (3,422,454)        (5,502,038)
                                         ----------         ----------
    Total Stockholders' Equity (Deficit)    200,846            (18,738)
                                         ----------         ----------
      TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY (DEFICIT)     $  291,752         $  174,190
                                         ==========         ==========


The accompanying notes are an integral part of these financial statements.

EARTH ENERGY RESERVES, INC.
STATEMENTS OF OPERATIONS
For the years ended December 31, 2006 and 2007

                                              2006             2007
                                              ----             ----
OIL AND GAS REVENUES                    $         -       $    10,750
                                        -----------       -----------
OPERATING EXPENSES
  Lease operating expenses                        -             2,630
  Production taxes                                -               283
  Compensation paid in stock              2,950,000         1,750,000
  General and administration expenses       147,240           327,519
                                        -----------       -----------
  Total Operating Expenses                3,097,240         2,080,432
                                        -----------       -----------
OPERATING (LOSS)                         (3,097,240)       (2,069,682)

OTHER INCOME (EXPENSES)
  Interest income                                 -             1,003
  Interest expense                           (3,351)          (10,905)
                                        -----------       -----------
NET (LOSS) BEFORE INCOME TAX             (3,100,591)       (2,079,584)

Income tax benefit/(expense)                      -                 -
                                        -----------       -----------
NET (LOSS)                              $(3,100,591)      $(2,079,584)
                                        ===========       ===========

WEIGHTED AVERAGE NUMER OF
  SHARES OUTSTANDING                      8,636,615        10,783,538
                                        ===========       ===========

BASIC AND DILUTED (LOSS) PER SHARE      $     (0.36)      $     (0.19)


The accompanying notes are an integral part of these financial statements.

EARTH ENERGY RESERVES, INC.
STATEMENTS CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended December 31, 2006 and 2007

                                                    Additional
                                Common Stock           Paid-      Retained
                            Shares       Amount     In Capital    (Deficit)    Totals
                          ----------   ----------   ----------   ----------  ---------

BALANCE, Dec 31, 2005      7,730,000  $     773    $ 273,227    $(321,863)  $ (47,863)

  Common stock issued
    for services           2,950,000        295    2,949,705            -   2,950,000
  Sale of common stock
    net of $17,700 in
    commissions              417,000         42      399,258            -     399,300
  Common stock returned to
    the Company             (400,000)       (40)          40            -           -
  Net (loss)                       -          -            -   (3,100,591) (3,100,591)
                          ----------  ---------   ----------   ----------  ----------

BALANCE, Dec 31, 2006     10,697,000      1,070    3,622,230   (3,422,454)    200,846

  Common stock issued
    for services           1,750,000        175    1,749,825            -   1,750,000
  Sale of common stock       110,000         11      109,989            -     110,000
  Common stock returned to
    the Company           (1,630,000)      (163)         163            -           -
  Net (loss)                       -          -            -   (2,079,584) (2,079,584)
                          ----------  ---------   ----------   ----------  ----------

BALANCE, Dec 31, 2007     10,927,000  $   1,093   $5,482,207  $(5,502,038) $  (18,738)
                          ==========  =========   ==========  ===========  ==========

The accompanying notes are an integral part of these financial statements.

EARTH ENERGY RESERVES, INC.
STATEMENTS OF CASH FLOWS
For the Years ended December 31, 2006 and 2007

                                              2006             2007
                                              ----             ----

CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
  Net Loss for the period                 $(3,100,591)    $(2,079,584)
  Adjustments to reconcile net loss
    to net cash used by operating
    activities
      Stock issued for services             2,950,000       1,750,000
  Changes in operating liabilities
    Accounts receivable                             -          (2,204)
    Compensation payable                            -          75,000
    Accrued expenses                           13,928           7,999
                                          -----------     -----------
Cash used in operating activities            (136,663)       (248,789)
                                          -----------     -----------
INVESTING ACTIVITIES
  Acquisition of oil and gas leaseholds             -        (126,897)
                                          -----------     -----------
  Cash used in investing activities                 -        (126,897)
                                          -----------     -----------
FINANCING ACTIVITIES
  Notes payable to related party               11,100          16,173
  Interest added to note payable                3,351               -
  Advance from related party                   13,000           2,850
  Sale of common stock                        399,300         110,000
                                          -----------      ----------
Cash provided by financing activities         426,751         129,023
                                          -----------      ----------
Increase (decrease) in cash during year       290,088        (246,663)

Cash, beginning of the year                     1,664         291,752
                                          -----------      ----------
Cash, end of the year                     $   291,752      $   45,089
                                          ===========      ==========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest  $         -      $        -
                                          ===========      ==========
  Cash paid during the year for income
     taxes                                $         -      $        -
                                          ===========      ==========




The accompany notes are an integral part of these financial statements.

EARTH ENERGY RESERVES, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2007

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

Galaxy Partners, LTD Corp. ("Galaxy") - a company owned by a major shareholder of the Company - has managed and helped finance the Company since inception.

Purpose

The Company's purpose is to engage in any lawful corporate activity, including possible merger and acquisition opportunities. The Company has had no operations up until November 2007, when it first received oil and gas revenues from leaseholds purchased in July 2007. The Company was formed to provide a method for a private domestic or foreign company to become a publicly reporting company, thereby causing their shares to be qualified to trade in the domestic secondary markets.

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

Income Taxes

The Company provides for income taxes by utilizing the asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the

EARTH ENERGY RESERVES, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2007

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)


amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Use of Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. Actual results could vary from the estimates used

Common Stock and Net Loss per Common Share

The Company initially had 75,000 authorized shares of no par capital stock of which 10,000 shares were issued. In March of 2005, the Company amended its charter to provide for 90,000,000 shares of common stock with a par value of $0.0001 and 10,000,000 shares of Series "A" preferred stock with a par value of $0.0001. In connection with the change in authorized capital stock, the initial 10,000 shares were canceled and a new certificate for 5,000,000 shares was issued to the original investor. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible preferred stock, in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities have been excluded from the computation, as their effect is anti-dilutive.

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

EARTH ENERGY RESERVES, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2007

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

Revenue Recognition

Oil, gas, and natural gas liquid revenues are recognized when the products are sold and delivery to the purchaser has occurred.
Although receivables are concentrated in the oil and gas industry, we do not view this as unusual credit risk.

Recent Accounting Pronouncements

Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans"-an amendment of FASB Statements No. 87, 88, 106, and 123R. This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.

Statement No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements.

Statement No. 156, "Accounting for Servicing of Financial
Assets"-an amendment of FASB Statement No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and
Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.

Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statement No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities , and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

In the opinion of management, these Statements will have no material effect on the financial statements of the Company.

EARTH ENERGY RESERVES, INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2006 and 2007

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern.

Since inception, the Company has been incurring net operating losses due to a limited ability to generate revenue. The future success of the Company is likely dependent on its ability to attain additional capital, or to find an acquisition to add value to its present shareholders and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.


NOTE 3: LEON RIVER ENERGY AND WALKER CREEK UNIT LEASEHOLDS

In July 2007, the Company purchased a 26.37% working interest and a 19.78% net revenue interest in the Leon River Energy leasehold and a 20% interest in the Walker Creek Unit leasehold for a total of $126,897.

As of December 31, 2007, the Company had recognized $10,750 in oil and gas revenues; furthermore, accumulated depletion was not calculated as a reserves report on the leaseholds was not available and revenue from the lease was minimal. In February 2008, the Company sold the Walker Creek Unit back to its original owner due to poor production.

As of December 31, 2007, the Leon River Energy leasehold was a non-producing leasehold.


NOTE 4: AMOUNTS DUE TO RELATED PARTIES

The note payable to related party is due Galaxy and represents amounts paid by Galaxy for general and administrative expenses. The note is due on demand and bears interest at the rate of eight percent (8%) calculated on the average outstanding monthly balance. The advance from the major stockholder represents cash advanced to the Company from its major stockholder of the Company. The advance is due on demand and does not accrue interest.

All General and Administrative expenses of the Company have been paid by Galaxy and are shown as an increase in the note payable. Interest expense has been accrued on the note payable and has been added to the outstanding balance of the note payable.

EARTH ENERGY RESERVES, INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2006 and 2007

NOTE 4: AMOUNTS DUE TO RELATED PARTIES (Continued)

The detail of the activity in the related party notes payable is as follows:

                                                2006          2007
                                                ----          ----
Balance, beginning of period             $29,349       $44,700

General and administrative expenses
  advanced
    Management fees                       12,000        12,000
                                         -------       -------
      Total general and administrative
        Expenses                          12,000        12,000

Interest expense                           3,351         4,173
                                         -------       -------
Total change during period                15,351        16,173
                                         -------       -------
Balance, end of period                   $44,700       $60,873
                                         =======       =======

NOTE 5: FEDERAL INCOME TAXES

Total income tax benefit is less than the amount computed by multiplying the loss before income taxes by the statutory federal income tax rate. The reasons for the difference and the related tax effects for the year ended December 31, 2006 and 2007 are:

                                                 2006         2007
                                                 ----         ----

  Tax benefit at statutory rates             $1,054,201     $707,058
  Non-deductible expense                     (1,003,000)    (595,000)
  Change in valuation allowance                 (51,201)    (112,058)
                                             ----------     --------
    Net income tax benefit                   $        -     $      -
                                             ==========     ========

The components of the deferred tax assets are as follows:

                                                 2006         2007
                                              ----------   ----------
Deferred Tax Assets
  Net Operating Loss Carryforward             $   86,903   $  198,961
                                              ----------   ----------
    Total Deferred Tax Assets                     86,903      198,961

EARTH ENERGY RESERVES, INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2006 and 2007

NOTE 5: FEDERAL INCOME TAXES (Continued)
    Less Valuation Allowance                     (86,903)    (198,961)
                                              ----------   ----------
                                              $        -   $        -
                                              ==========   ==========

The Company has no deferred tax liabilities.

At December 31, 2007, the Company had federal income tax net operating loss carryforwards of approximately $585,180 to offset future taxable income, which begins to expire in 2023.

NOTE 6: COMMON STOCK ISSUANCE

During 2006, the Company sold 417,000 shares of its $0.0001 par value common stock at $1.00 per share ($417,000) net of $17,300 commissions.

Purchasers of the common stock also received a warrant, for each share of common stock acquired which entitles the holder to purchase one share of the Company's common stock at $1.50 per share. The warrant holder can exercise the warrant at any time for a period of three years. As a result of the common stock sales at December 31, 2006, the Company has 417,000 warrants outstanding.

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

During 2007, the Company issued an additional 1,750,000 shares of the Company's common stock for services performed by the following individuals:

EARTH ENERGY RESERVES, INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2006 and 2007

NOTE 6: COMMON STOCK ISSUANCE (Continued)

                                     Number of            Per Share
   Individual                         Shares                Value            Amount
   ----------                       --------            -----------         --------
James Phillips                         700,000              $  1.00       $  700,000
John Malone                            500,000                 1.00          500,000
John Holdridge                         500,000                 1.00          500,000
Ed Lonergan                             50,000                 1.00           50,000
                                     ---------                            ----------
                                     1,750,000                            $1,750,000
                                     =========                            ==========

Management continued to value the shares at $1.00 per share for financial accounting purposes, which is the same value the Company was selling shares to its investors.

In December 2006, the Company accepted the resignation of Chief Financial Officer, Chief Marketing Officer, and Director Mr. John Thompson and the surrender of 400,000 shares of common stock issued to him. Mr. Thompson did agree to remain as an advisor for the Company. In April 2007, the Company accepted the resignation of President and Chief Operating Officer Mr. William Jones and the surrender of 1,300,000 shares of common stock issued to him. In June 2007, the Company cancelled 325,000 shares issued to Mr. Charles Edwards for advisory services which were never performed. Finally, in August 2007, the Company cancelled an additional 5,000 shares held by a shareholder at $1.00 per share.

NOTE 7: STOCK OPTION PLAN

On May 1, 2005, the Board of Directors adopted the Company's 2005 non-statutory stock option plan ("Plan") whereby the Company reserved 5,000,000 of its authorized but un-issued common stock for issuance under the Plan. As of December 31, 2006 and 2007, no stock options have been granted under the Plan.