Form 10-Q
period 2008-03-31
Earth Energy Reserves, Inc.
filed 2008-05-30
CIK 1327557

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2008

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


Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [x]      No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]      Non-accelerated filer [ ]
Accelerated filer  [ ]           Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [x]      No [ ]

The number of outstanding shares of the registrant's common stock, May 29, 2008:

  Common Stock  -  10,927,000

Earth Energy Reserves, Inc.
FORM 10-Q
For the quarterly period ended March 31, 2008
INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      12
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        13
Item 4T. Controls and Procedures                              13

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    14
Item 1A. Risk Factors                                         14
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        14
Item 3.  Defaults upon Senior Securities                      14
Item 4.  Submission of Matters to a Vote of Security
           Holders                                            14
Item 5.  Other Information                                    14
Item 6.  Exhibits                                             14

SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS

Balance Sheets,
   December 31, 2007 and March 31, 2008 (unaudited)            F-1

   Statements of Operations for the Three Months
    ended March 31, 2007 and 2008 (unaudited)                  F-2

   Statements of Cash Flows for the Three Months
    ended March 31, 2007 and 2008 (unaudited)                  F-3

   Notes to Financial Statements                               F-4

EARTH ENERGY RESERVES, INC.
BALANCE SHEETS

ASSETS

                                                       December 31      March 31,
                                                          2007            2008
                                                       -----------      ---------
                                                                       (Unaudited)
CURRENT ASSETS
  Cash                                                   $   45,089     $   83,716
  Accounts receivable                                         2,204              -
                                                         ----------     ----------
      TOTAL CURRENT ASSETS                               $   47,293     $   83,716

PROPERTY
  Leon River Energy leasehold                                53,747         53,747
  Walker Creek Unit                                          73,150              -
                                                         ----------     ----------
      TOTAL PROPERTY                                        126,897         53,747
                                                         ----------     ----------
      TOTAL ASSETS                                       $  174,190     $  137,463
                                                         ==========     ==========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
  Notes payable to related party                         $   60,873     $   65,120
  Compensation payable                                       75,000         75,000
  Advances from majority shareholder                         32,450         32,450
  Accrued expenses                                           24,605         44,381
                                                         ----------     ----------
      TOTAL CURRENT LIABILITIES                             199,660        216,951
                                                         ----------     ----------
STOCKHOLDERS' (DEFICIT)
  Series A preferred stock $.0001 par value
    authorized 10,000,000 shares, none issued                     -              -
  Common stock, $.0001 par value,
    authorized, 90,000,000 shares, issued and
    outstanding 10,927,000, respectively                      1,093          1,093
  Additional paid-in-capital                              5,482,207      5,482,207
  Accumulated (deficit)                                  (5,502,038)    (5,562,788)
                                                         ----------     ----------
      TOTAL STOCKHOLDERS' (DEFICIT)                         (18,738)       (79,488)
                                                         ----------     ----------
      TOTAL LIABILITIES AND
       STOCKHOLDERS' (DEFICIT)                           $  174,190     $  137,463
                                                         ==========     ==========

The accompanying notes are an integral
part of these financial statements.
F-1

EARTH ENERGY RESERVES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                              Three Months Ended
                                                  March 31,
                                              ------------------
                                              2007          2008
                                              ----          ----
INCOME
  Oil and gas income                         $     -       $ 1,918
EXPENSES
  Production taxes                                 -            77
  General and administrative expenses        138,330        48,955
                                            --------     ---------
NET OPERATING LOSS                          (138,330)      (47,114)

OTHER INCOME (EXPENSE)
  Interest income                               208              3
  Interest expense                             (924)        (3,692)
  Loss on disposal of lease                       -         (9,948)
                                           --------      ---------
    Total Other Income (Expense)               (716)       (13,637)
                                            --------     ---------
LOSS BEFORE INCOME TAXES                    (139,046)      (60,751)
                                           ---------     ---------
INCOME TAXES                                       -             -
                                           ---------     ---------
NET LOSS                                   $(139,046)     $(60,751)
                                           =========      ========
BASIC AND DILUTED LOSS
  PER SHARE                                 $  (0.00)     $  (0.00)
                                           =========      ========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  BASIC AND DILUTED                       10,745,750    10,927,000
                                          ==========    ==========

The accompanying notes are an integral
part of these financial statements.
F-2

EARTH ENERGY RESERVES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                              Three Months Ended
                                                  March 31,
                                              ------------------
                                              2007          2008
                                              ----          ----
CASH FLOWS FROM OPERATING
  ACTIVITIES
Net loss from continuing operations        $ (139,046)      $ (60,751)
  Change in accounts receivable                     -           2,204
  Change in current liabilities                 6,144          17,332
                                           ----------      ----------
      NET CASH FLOWS (USED) BY
       OPERATING ACTIVITIES                  (132,902)        (41,215)
                                           ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Disposal of lease                                 -          73,150
                                           ----------      ----------
      NET CASH PROVIDED BY INVESTING
        ACTIVITIES                                  -          73,150
                                           ----------      ----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
    Note payable to related party               3,924           6,692
    Common stock sold for cash                 80,000               -
                                           ----------      ----------
      NET CASH FROM FINANCING ACTIVITIES       83,924           6,692
                                           ----------      ----------
NET INCREASE (DECREASE) IN CASH               (48,978)         38,627

CASH AT BEGINNING OF PERIOD                   291,752          45,089
                                           ----------      ----------
CASH AT END PERIOD                         $  242,774      $   83,716
                                           ==========      ==========
SUPPLEMENTAL CASH FLOW DISCLOSURES
    Cash paid during the period for:
      Interest                             $        -      $        -
                                           ==========      ==========
      Income taxes                         $        -      $        -
                                           ==========      ==========

The accompanying notes are an integral
part of the financial statements.
F-3

EARTH ENERGY RESERVES, INC.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

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

Basis of Presentation
---------------------
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2007. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties. We intend to be an independent oil and natural gas company engaged in the acquisition, drilling and production of oil and natural gas in the United States. Our future operations may be adversely affected by our competitors, fluctuating oil prices, changing foreign political environments and any prolonged recessionary periods.

Results of Operations. We have had only minimal revenue since inception. All of our expenses have been paid by Galaxy Partners Ltd. Corp, a company controlled by James Hogue, an officer, director and principal shareholder of Earth Energy and through the sale of our common stock.

For the three months ended March 31, 2008, Earth Energy received revenues of only $1,918. For the three months ended March 31, 2008, Earth Energy had general and administrative expenses of $48,955 compared to $138,330 for the same period in 2007. These expenses for the three months ended March 31, 2008 consisted of basic operating expenses and expenses relating to filing the required reports with the Securities and Exchange Commission under the Exchange Act of 1934.

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

Earth Energy is not delinquent in any of its obligations even though Earth Energy has generated no operating revenues. Earth Energy intends to pursue our business plan utilizing cash made available from the additional advances from Galaxy, the private sale of our securities and future operations. Our management is of the opinion that the additional advances, proceeds of the sales of its securities and future revenues will be sufficient to pay our expenses for the next twelve months.

Earth Energy is pursuing financing for its operations and seeking additional private investments. In addition, Earth Energy is seeking to expand its revenue base. Failure to secure such financing or to raise additional equity capital and to expand its revenue base may result in the Corporation not being able pay its obligations.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities.


Item 4T.  Controls and Procedures.

During the three months ended March 31, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2008. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of March 31, 2008 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 1A. Risk Factors.  Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          None.

Item 3. Defaults Upon Senior Securities.
          None.

Item 4. Submission of Matters to a Vote of Security Holders.
          None.

Item 5. Other Information. None.

Item 6. Exhibits

       Exhibit 31 - Certifications pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002
       Exhibit 32 - Certifications pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 30, 2008

Earth Energy Reserves, Inc.

By: /s/James E. Hogue
---------------------------
James E. Hogue, Chief Executive Officer