Form 10-Q
period 2008-06-30
Earth Energy Reserves, Inc.
filed 2008-09-03
CIK 1327557

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [x]      No [ ]

The number of outstanding shares of the registrant's common stock, August 31, 2008:

  Common Stock  -  10,917,000

PART I - FINANCIAL INFORMATION

EARTH ENERGY RESERVES, INC.




ITEM 1. FINANCIAL STATEMENTS

Balance Sheets, December 31, 2007 and June 30, 2008 (unaudited)     F-1

Statements of Operations for the Three Months and Six Months
ended June 30, 2007 and 2008 (unaudited)                            F-2

Statements of Cash Flows for the Six Months ended June 30, 2007
and 2008 (unaudited)                                                F-3

Notes to Financial Statements                                       F-4

EARTH ENERGY RESERVES, INC.

BALANCE SHEETS

ASSETS

                                             December 31,     June 30,
                                                2007           2008
                                             -----------      --------
                                                            (Unaudited)

CURRENT ASSETS
  Cash                                       $  45,089      $   58,075
  Accounts receivable                             2,204              -
                                             ----------     ----------
     TOTAL CURRENT ASSETS                        47,293         58,075

PROPERTY
  Leon River Energy leasehold                    53,747         53,747
  Walker Creek Unit leasehold                    73,150              -
                                             ----------     ----------
     TOTAL ASSETS                            $  174,190     $ 111,822
                                             ==========     ==========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Compensation payable                       $   75,000     $   75,000
  Notes payable to related party                 60,873         69,428
  Advances from majority shareholder             32,450         32,450
  Accrued expenses                               24,605         49,843
                                             ----------     ----------
     TOTAL CURRENT LIABILITIES                  192,928        226,721
                                             ----------     ----------
STOCKHOLDERS' (DEFICIT)
  Series A preferred stock $.0001 par value
    authorized 10,000,000 shares, none issued         -              -
  Common stock, $.0001 par value,
    authorized, 90,000,000 shares, issued and
    outstanding in 10,927,000 and 10,917,000
    respectively                                  1,093          1,092
Additional paid-in capital                    5,482,207      5,477,208
Retained (deficit)                           (5,502,038)    (5,593,199)
                                             ----------     ----------
     TOTAL STOCKHOLDERS' (DEFICIT)              (18,738)      (114,899)
                                             ----------     ----------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' (DEFICIT)                $  174,190     $  111,822
                                             ==========     ==========

The accompanying notes are an integral
part of these financial statements.

EARTH ENERGY RESERVES, INC.

STATEMENTS OF OPERATIONS
(UNAUDITED)

                                        Three Months Ended      Six Months Ended
                                            June 30,                 June 30,
                                       ------------------      ----------------
                                       2007          2008    2007           2008
                                       ----          ----    ----           ----
INCOME
  Oil & gas income                  $       -    $   1,674    $      -     $    3,592
                                    ---------    ---------    --------     ----------
EXPENSES
  Production taxes                          -          (67)           -          (143)
  General and administrative expenses (90,883)     (28,194)    (229,213)      (77,149)
                                    ---------    ---------    ---------    -----------
NET OPERATING LOSS                    (90,883)     (26,587)    (229,213)      (73,700)

OTHER INCOME (EXPENSE)
  Interest income                         753            2          961             5
  Interest expense                       (993)      (3,826)      (1,917)       (7,519)
  Loss on sale of asset                     -            -            -        (9,948)
                                    ---------    ---------    ---------    ----------
                                         (240)      (3,824)        (956)      (17,462)
                                    ---------    ---------    ---------    ----------
LOSS BEFORE INCOME TAXES              (91,123)     (30,411)    (230,169)      (91,162)
                                    ---------    ---------    ---------    ----------
INCOME TAXES                                -            -            -             -
                                    ---------    ---------    ---------    ----------
NET LOSS FROM CONTINUING
  OPERATIONS                        $ (91,123)   $ (30,411)   $(230,169)   $  (91,162)
                                    =========    =========    =========    ==========
BASIC AND DILUTED LOSS
  PER SHARE                         $   (0.01)   $   (0.00)   $   (0.02)   $    (0.01)
                                    =========    =========    =========    ==========
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED                 10,777,000   10,922,000   10,745,750   10,924,143
                                    ==========   ==========   ==========   ==========





The accompanying notes are an integral
part of these financial statements.

EARTH ENERGY RESERVES, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                 Six Months Ended
                                                                      June 30,
                                                                 ----------------
                                                                 2007        2008
                                                                 ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss from continuing operations                         $(230,169) $ (91,162)
  Adjustments to reconcile net loss to net cash used by
    operating activities
  Loss on disposal of asset                                           -      9,948
  Change in note payable to related party                         7,917          -
  Change in accounts receivable                                       -      2,204
  Change in accrued expenses                                     (2,497)    25,239
                                                              ---------  ---------
      NET CASH FLOWS (USED) BY
        OPERATING ACTIVITIES                                   (224,749)   (53,771)
                                                              ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Disposal of lease                                                   -     63,202
                                                              ---------  ---------
      NET CASH FLOWS PROVIDED BY
        INVESTING ACTIVITIES                                          -     63,202
                                                              ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITES
  Common stock sold for cash                                     80,000          -
  Note payable to related party                                       -      8,555
  Common stock purchased with cash                                    -     (5,000)
                                                              ---------  ---------
      NET CASH FLOWS PROVIDED BY
        FINANCING ACTICIVITIES                                   80,000      3,555
                                                              ---------  ---------
NET INCREASE (DECREASE) IN CASH                                (144,749)    12,986

CASH AT BEGINNING OF PERIOD                                     291,752     45,089
                                                              ---------  ---------
CASH AT THE END OF PERIOD                                     $ 147,003  $  58,075
                                                              =========  =========
SUPPLEMENTAL CASH FLOWS DISCLOSURES
  Cash paid during period for:
    Interest                                                  $       -  $       -
                                                              ---------  ---------
    Income taxes                                              $       -  $       -
                                                              ---------  ---------

The accompanying notes are an integral
part of the financial statements.

EARTH ENERGY RESERVES, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008


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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2007. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

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

Capital and Source of Liquidity. We currently has no material commitments for capital expenditures and no plans for future capital expenditures at this time.

We believe that there will be sufficient capital from revenues to conduct operations for the next twelve(12) months.

Presently, Earth Energy's revenue and cash comprises one hundred(100) percent of the total cash necessary to conduct operations. Future revenues from our oil and gas operations will determine the amount of additional financing necessary to continue operations.

The board of directors has no immediate offering plans in place. The board of directors shall determine the amount and type of financing as our financial situation dictates.

For the six months ended June 30, 2008, we disposed of a lease for $63,202 resulting in net cash provided by investing activities of $$63,202.

Comparatively, for the six months ended June 30, 2007, we did not pursue any investing activities.

For the six months ended June 30, 2008, we received funds from a note payable to related party of $8,555 and purchased common stock with cash of $5,000. As a result, we had net cash provided by financing activities of $3,555 for the six months ended June 30, 2008.

Comparatively, for the six months ended June 30, 2007, we sold common stock for cash of $80,000. As a result, we had net cash provided by financing activities of $80,000 for the six months ended June 30, 2007.

On a long term basis, liquidity is dependent on continuation of operation and receipt of revenues.

Results of Operations. We have had only minimal revenue since inception. All of our expenses have been paid by Galaxy Partners Ltd. Corp, a company controlled by James Hogue, an officer, director and principal shareholder of Earth Energy and through the sale of our common stock.

For the three months ended June 30, 2008, Earth Energy received revenues of only $1,674. For the three months ended June 30, 2008, Earth Energy had general and administrative expenses of $28,194 compared to $90,883 for the same period in 2007. These expenses for the three months ended June 30, 2008 consisted of basic operating expenses and expenses relating to filing the required reports with the Securities and Exchange Commission under the Exchange Act of 1934. The significant decrease was due to the completion of the registration process with the SEC.

For the six months ended June 30, 2008, Earth Energy received revenues of only $3,592. For the six months ended June 30, 2008, Earth Energy had general and administrative expenses of $77,149 compared to $229,213 for the same period in 2007. These expenses for the six months ended June 30, 2008 consisted of basic operating expenses and expenses relating to filing the required reports with the Securities and Exchange Commission under the Exchange Act of 1934. The significant decrease was due to the completion of the registration process with the SEC.

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


Item 4T.  Controls and Procedures.

During the three months ended June 30, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: September 2, 2008

Earth Energy Reserves, Inc.

By: /s/James E. Hogue
---------------------------
James E. Hogue, Chief Executive Officer