Form 10-Q
period 2008-09-30
Earth Energy Reserves, Inc.
filed 2010-09-23
CIK 1327557

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2008
-OR-
 [ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

          Commission File Number             000-51489

                      Earth Energy Reserves, Inc.
             (formerly Asian American Business Development Company) (Exact name of Small Business Issuer in its charter)

             Nevada                            75-3000774
  (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization           Identification No.)

          621 17th Street, #1640
            Denver, CO                                 80293
 (Address of principal executive offices)            (Zip Code)

Registrant's Telephone number, including area code:  (303) 297-0500

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]      Non-accelerated filer [ ]
Accelerated filer  [ ]           Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

The number of outstanding shares of the registrant's common stock, September 23, 2010:

  Common Stock  -  11,059,982

Earth Energy Reserves, Inc.
FORM 10-Q
For the quarterly period ended September 30, 2008
INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations       7
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                         8
Item 4T. Controls and Procedures                               8

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                     9
Item 1A. Risk Factors                                          9
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                         9
Item 3.  Defaults upon Senior Securities                       9
Item 4.  Submission of Matters to a Vote of Security
           Holders                                             9
Item 5.  Other Information                                     9
Item 6.  Exhibits                                              9

SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS

EARTH ENERGY RESERVES, INC.
BALANCE SHEETS


ASSETS

                                                       September 30,   December 31,
                                                           2008            2007
                                                       -----------      ---------
                                                        (Unaudited)     (Audited)
CURRENT ASSETS
  Cash                                                   $   31,822     $   45,089
  Accounts Receivable                                             -          2,204
                                                         ----------     ----------
      TOTAL CURRENT ASSETS                                   31,822         47,293
                                                         ----------     ----------
OTHER ASSETS
  Leon River Energy Leases - Proved Property                 53,747         53,747
  Walker Creek Unit - Improved Property                           -         73,150
                                                         ----------     ----------
      TOTAL OTHER ASSETS                                     53,747        126,897
                                                         ----------     ----------
      TOTAL ASSETS                                       $   85,569     $  174,190
                                                         ==========     ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Compensation Payable                                   $   75,000     $   75,000
  Notes Payable to Related Party                             73,795         60,873
  Advances from Majority Shareholder                         32,450         32,450
  Accrued Expenses                                           41,340         24,605
                                                         ----------     ----------
      TOTAL CURRENT LIABILITIES                             222,585        192,928
                                                         ----------     ----------
STOCKHOLDERS' EQUITY
  Series A Preferred Stock $.0001 Par Value
    Authorized 10,000,000 Shares, None Issued                     -              -
  Common Stock, $.0001 Par Value,
    Authorized, 90,000,000 Shares, Issued and
    Outstanding in 2008, 9,922,000 and in 2007,
    10,927,000                                                  992          1,093
  Additional Paid-In-Capital                              5,477,308      5,482,207
  Retained Deficit                                       (5,615,316)    (3,502,038)
                                                         ----------     ----------
      TOTAL STOCKHOLDERS' DEFICIT                          (137,016)       (18,728)
                                                         ----------     ----------
      TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT                             $   85,569     $  174,190
                                                         ==========     ==========

The accompanying notes are an integral
part of these financial statements.

EARTH ENERGY RESERVES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

                           Three Months Ended        Nine Months Ended
                              September 30,           September 30,
                            2008         2007         2008         2007
                         ----------   ----------   ----------   ----------
INCOME
  Oil and Gas Income    $        -    $       -      $   3,592    $       -
                        ----------    ---------      ---------    ---------
EXPENSES
  Production Taxes               -            -           (143)           -
  General and Admin
    Expenses               (17,015)     (10,998)       (94,164)    (240,211)
                        ----------    ---------      ---------    ---------
NET OPERATING LOSS         (17,015)     (10,998)       (90,715)    (240,211)

OTHER INCOME (EXPENSE)
  Loss on sale of
   Proved Property               -            -         (9,948)           -

  Interest Expense          (5,101)        (975)       (12,615)      (1,931)
                        ----------    ---------      ---------    ---------
TOTAL OTHER INCOME
  (EXPENSE)                 (5,101)        (975)       (22,563)      (1,931)
                        ----------    ---------      ---------    ---------
LOSS BEFORE INCOME
  TAXES                    (22,116)     (11,973)      (113,278)    (242,142)

INCOME TAXES                     -            -              -            -
                        ----------    ---------      ---------    ---------
NET LOSS FROM
  OPERATIONS            $  (22,116)   $ (11,973)     $(113,278)   $(242,142)
                        ==========    =========      =========    =========

BASIC AND DILUTED LOSS
PER SHARE               $    (0.00)   $   (0.00)     $   (0.01)   $   (0.02)
                        ==========    =========      =========    =========
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING -
 BASIC AND DILUTED       9,922,000   10,777,000     10,224,000   10,764,000
                         =========   ==========     ==========   ==========

The accompanying notes are an integral
part of these financial statements.

EARTH ENERGY RESERVES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                              Nine Months Ended
                                                September 30,
                                              ------------------
                                              2008          2007
CASH FLOWS FROM OPERATING
  ACTIVITIES
Net Loss                                  $  (113,278)     $ (242,142)
  Adjustment to Reconcile Net Loss
    To Net Cash Used By Operating
    Activities
    Interest Expense - Related Party            3,922           2,931
    Interest Expense - Compensation Payable     6,750               -
    Interest Expense - Majority Shareholder     1,949               -
    Loss on Sale of Proved Property             9,948               -
Changes in Operating Assets and
  Liabilities
    Accounts Receivable                         2,204               -
    Accrued Expenses                            8,036           1,722
    Advances from Related Party                 9,000           6,000
                                           ----------      ----------
      NET CASH (USED BY)
       OPERATING ACTIVITIES                   (71,469)       (231,489)
                                           ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sale (Purchase) of Proved Property           63,202        (153,747)
                                           ----------      ----------
      NET CASH PROVIDED BY (USED BY)
        INVESTING ACTIVITIES                   63,202        (153,747)
                                           ----------      ----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
    (Repurchase)Sale of Common Stock           (5,000)         80,000
    Advances from Majority Shareholder              -          29,700
                                           ----------      ----------
      NET CASH PROVIDED BY (USED BY)
        FINANCING ACTIVITIES                   (5,000)        109,700
                                           ----------      ----------
NET (DECREASE) IN CASH                        (13,267)       (275,536)
CASH AT BEGINNING OF PERIOD                    45,089         291,752
                                           ----------      ----------
CASH AT END PERIOD                         $   31,822      $   16,216
                                           ==========      ==========
SUPPLEMENTAL CASH FLOW DISCLOSURES
    Cash Paid During the Period for:
      Interest                             $        -      $        -
                                           ==========      ==========
      Income Taxes                         $        -      $        -
                                           ==========      ==========

The accompanying notes are an integral
part of the financial statements.

EARTH ENERGY RESERVES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------
Earth Energy Reserves, Inc. (formerly Asian American Business Development Company) ("Company") was incorporated in the State of Nevada on February 12, 2002 as Wiltex First, Inc. On March 10, 2005, the Company filed a certificate of amendment with the State of Nevada changing its name to Asian American Business Development Company and, on March 13, 2006, the Company's name was changed to Earth Energy Reserves, Inc.

Galaxy Partners, LTD. (a company owned by the majority shareholder of the Company) and the majority shareholder have managed and partially financed the Company since inception.

Basis of Presentation
---------------------
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2007. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

NOTE 2:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through September 23, 2010, the date which the financial statements were available to be issued.

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

Investing Activities. For the nine months ended September 30, 2008, Earth Energy sold oil and gas leases of $63,202 resulting in net cash flows provided by investing activities of $63,202.

For the nine months ended September 30, 2007, Earth Energy purchased oil and gas properties for $153,747 resulting in net cash used in investing activities.

Financing Activities. During the nine months ended September 30, 2008, Earth Energy repurchased common stock for $5,000. As a result, Earth Energy had net cash used by financing activities of $5,000.

During the nine months ended September 30, 2007, Earth Energy sought equity financing through the sale of its securities in a private offering. As of September 30, 2007, $80,000 has been received under the private placement memorandum. For the nine months ended September 30, 2007, Earth Energy received an advance of $29,700 from Galaxy Partners Ltd., a company controlled by James Hogue, an officer, director and principal shareholder of Earth Energy. As a result, Earth Energy had net cash from financing activities of $109,700.

Results of Operations. Earth Energy has not had any material revenue since inception. All of our expenses have been paid by the majority shareholder or a related party owned by the majority shareholder.

For the three months ended September 30, 2008, Earth Energy did not earn any revenues. General and administrative expenses increased from $10,998 for the three months ended September 30, 2007 to $17,015 for the three months ended September 30, 2008. Expenses for the three months ended September 30, 2008 consisted mainly of basic operating expenses.

For the nine months ended September 30, 2008, Earth Energy earned revenues of $3,592. General and administrative expenses decreased from $240,211 for the nine months ended September 30, 2007 compared to $94,164 for the nine months ended September 30, 2008. The decrease in general and administrative expenses was due mainly to a significant reduction in business activities.

Interest expense increased from $1,931 for the nine months ended
September 30, 2007 to $12,621 for the nine months ended September 30, 2008. The increase of $10,960 was due to an increase in interest expense payable to a related party and majority shareholders.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Earth Energy does not consider the effects of interest rate movements to be a material risk to our financial condition; does not hold any derivative instruments; and does not engage in any hedging activities.


Item 4T.  Controls and Procedures.

During the three months ended September 30, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

James E. Hogue, chairman of the board, who was chief executive officer and chief financial officer and, therefore, responsible for all financial and accounting matters during this reporting period has concluded that the disclosure controls and procedures were not effective as of September 30, 2008. These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Earth Energy has been delinquent in its SEC filings since the third quarter of 2008. Management has only recently prepared the required delinquent reports. Management intends to implement internal controls to ensure that similar situations do not occur in the future and that required SEC filings will be timely.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. not applicable.

Item 1A. Risk Factors.  not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. not applicable.

Item 3. Defaults Upon Senior Securities.
          not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
          not applicable.

Item 5. Other Information.
Earth Energy's website, www.earthenergyreserves.com, is currently under reconstruction. Upon completion, Earth Energy will post every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

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

Earth Energy Reserves, Inc.

/s/James E. Hogue             Chairman of the Board        9/23/10
------------------------
James E. Hogue(1)

/s/Steven A. Kranker         Chief Executive Officer       9/23/10
------------------------
Steven A. Kranker(2)

/s/W.A. Sikora               Chief Financial Officer       9/23/10
------------------------
W.A. Sikora(2)

(1)Mr. Hogue was Chief Executive Officer and Chief Financial Officer during this reporting period.
(2)Appointed officers of Earth Energy Reserves effective July 1, 2010