Form 10-Q
period 2009-03-31
Earth Energy Reserves, Inc.
filed 2010-09-23
CIK 1327557

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2009
-OR-
 [ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

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

(303) 297-0500
Registrant's Telephone number, including area code:

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

Earth Energy Reserves, Inc.
FORM 10-Q
For the quarterly period ended March 31, 2009
INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations       8
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                         8
Item 4T. Controls and Procedures                               9

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    10
Item 1A. Risk Factors                                         10
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        10
Item 3.  Defaults upon Senior Securities                      10
Item 4.  Submission of Matters to a Vote of Security
           Holders                                            10
Item 5.  Other Information                                    10
Item 6.  Exhibits                                             10

SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS

Balance Sheets,
   December 31, 2008 and March 31, 2009 (unaudited)            F-1

   Statements of Operations for the Three Months
    ended March 31, 2008 and 2009 (unaudited)                  F-2

   Statements of Cash Flows for the Three Months
    ended March 31, 2008 and 2009 (unaudited)                  F-3

   Notes to Financial Statements                               F-4

EARTH ENERGY RESERVES, INC.
BALANCE SHEETS

ASSETS

                                                        March 31,      December 31,
                                                           2009            2008
                                                       -----------      ---------
                                                       (Unaudited)      (Audited)
CURRENT ASSETS
  Cash                                                   $    7,170     $    8,394
                                                         ----------     ----------
      TOTAL CURRENT ASSETS                                    7,170          8,394
                                                         ----------     ----------
      TOTAL ASSETS                                       $    7,170     $    8,394
                                                         ==========     ==========

                        LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
  Compensation Payable                                   $   75,000     $   75,000
  Notes Payable, Related Party                               82,817         78,223
  Advances from Majority Shareholder                         32,450         32,450
  Accrued Expenses                                           30,893         30,893
  Accrued Interest                                           17,983         15,732
  Accrued Interest, Majority Shareholder                      3,236          2,596
                                                         ----------     ----------
      TOTAL CURRENT LIABILITIES                             242,379        234,894
                                                         ----------     ----------
STOCKHOLDERS' (DEFICIT)
  Series A preferred stock $.0001 par value
    authorized 10,000,000 shares, none issued                     -              -
  Common stock, $.0001 par value,
    authorized, 90,000,000 shares, issued and
    outstanding 9,437,000 and 9,422,000 in 2009
    and 2008, respectively                                      944            942
  Additional paid-in-capital                              5,517,356      5,502,358
  Accumulated (deficit)                                  (5,753,509)    (5,729,800)
                                                         ----------     ----------
      TOTAL STOCKHOLDERS' (DEFICIT)                        (235,209)      (226,500)
                                                         ----------     ----------
      TOTAL LIABILITIES AND
       STOCKHOLDERS' (DEFICIT)                           $    7,170     $    8,394
                                                         ==========     ==========

The accompanying notes are an integral
part of these financial statements.
                                   F-1

EARTH ENERGY RESERVES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                              Three Months Ended
                                                  March 31,
                                              ------------------
                                              2009          2008
                                              ----          ----
INCOME
  Oil and Gas Income                        $      -      $  1,918
                                            --------      --------
EXPENSES
  Production Taxes                                 -            77
  General and Administrative Expenses         19,225        48,955
                                            --------      --------
    Total Operating Expenses                  19,225        49,032
                                            --------      --------
NET OPERATING LOSS                           (19,225)      (47,114)
                                            --------      --------
OTHER INCOME (EXPENSE)
  Loss on Sale of Proved Property                  -        (9,948)
  Interest Expense                            (4,484)       (3,689)
                                            --------       --------
    Total Other (Expense)                     (4,484)      (13,637)
                                            --------      --------
LOSS BEFORE INCOME TAXES                     (23,709)     (60,751)
                                            --------      --------
INCOME TAXES                                       -             -
                                            --------      --------
NET LOSS                                    $(23,709)     $(60,751)
                                            ========      ========
BASIC AND DILUTED LOSS
  PER SHARE                                 $  (0.00)     $  (0.01)
                                            ========      ========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  BASIC AND DILUTED                        9,432,000    10,677,000
                                          ==========    ==========

The accompanying notes are an integral
part of these financial statements.
F-2

EARTH ENERGY RESERVES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                              Three Months Ended
                                                  March 31,
                                              ------------------
                                              2009          2008
                                              ----          ----
CASH FLOWS FROM OPERATING
  ACTIVITIES
Net Loss for the Period                     $ (23,709)      $ (60,751)
Adjustments to Reconcile Net Loss
  to Net Cash used by Operating Activities
    Interest Expense - Related Party            1,595           1,247
    Interest Expense - Compensation Payable     2,250           2,445
    Interest Expense - Majority Shareholder       640               -
    Loss on Sale of Proved Property                 -           9,948
Change in Operating Assets and Liabilities
  Accounts Receivable                               -           2,204
  Accrued Expenses                                  -          17,332
  Advance from Related Party                    3,000           3,000
                                            ---------      ----------
      NET CASH (USED BY)
       OPERATING ACTIVITIES                   (16,224)        (24,575)
                                            ---------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sale of Proved Property                           -          63,202
                                            ---------      ----------
      NET CASH FROM INVESTING
        ACTIVITIES                                  -          63,202
                                            ---------      ----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
    Sale of Common Stock                       15,000               -
                                           ----------      ----------
      NET CASH FROM FINANCING ACTIVITIES       15,000               -
                                           ----------      ----------
NET INCREASE(DECREASE) IN CASH                 (1,224)         38,627

CASH AT BEGINNING OF PERIOD                     8,394          45,089
                                           ----------      ----------
CASH AT END PERIOD                         $    7,170      $   83,716
                                           ==========      ==========
SUPPLEMENTAL CASH FLOW DISCLOSURES
    Cash Paid During the Period for:
      Interest                             $        -      $        -
                                           ==========      ==========
      Income taxes                         $        -      $        -
                                           ==========      ==========

The accompanying notes are an integral
part of the financial statements.

EARTH ENERGY RESERVES, INC.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

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

Basis of Presentation
---------------------
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2008. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

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

Investing Activities. For the three months ended March 31, 2009, Earth Energy did not pursue any investing activities.

For the three months ended March 31, 2008, Earth Energy sold oil and gas leases of $63,202 resulting in net cash flows provided by investing activities of $63,202.

Financing Activities. During the three months ended March 31, 2009, Earth Energy sold common stock for $15,000. As a result, Earth Energy had net cash provided by financing activities of $15,000.

For the three months ended March 31, 2008, Earth Energy did not pursue any financing activities.

Results of Operations. Earth Energy has not had any material revenue since inception. All expenses have been paid by the majority shareholder or a related party owned by the majority shareholder.

For the three months ended March 31, 2009, Earth Energy did not earn any revenues. General and administrative expenses decreased from $48,955 for the three months ended March 31, 2008 to $19,225 for the three months ended March 31, 2009. The decrease in general and administrative expenses was due mainly to a significant reduction in business activities.

Interest expense increased from $3,689 for the three months ended March 31, 2008 to $4,484 for the three months ended March 31, 2009. The increase of $795 was due to interest expense payable to a related party and majority shareholder.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Earth Energy does not consider the effects of interest rate movements to be a material risk to our financial condition; does not hold any derivative instruments; and does not engage in any hedging activities.

Item 4T.  Controls and Procedures.

During the three months ended March 31, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

James E. Hogue, chairman of the board, who was chief executive officer and chief financial officer and, therefore, responsible for all financial and accounting matters during this reporting period has concluded that the disclosure controls and procedures were not effective as of March 31, 2009. These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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