Form 10-Q
period 2009-06-30
Earth Energy Reserves, Inc.
filed 2010-09-23
CIK 1327557

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2009
-OR-
 [ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

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

Earth Energy Reserves, Inc.
FORM 10-Q
For the quarterly period ended June 30, 2009
INDEX

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

SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS

EARTH ENERGY RESERVES, INC.
BALANCE SHEETS


ASSETS

                                                         June 30,      December 31,
                                                           2009            2008
                                                       -----------      ---------
                                                        (Unaudited)      (Audited)
CURRENT ASSETS
  Cash                                                   $   12,864     $    8,394
                                                         ----------     ----------
      TOTAL CURRENT ASSETS                                   12,864          8,394
                                                         ----------     ----------
      TOTAL ASSETS                                       $   12,864     $    8,394
                                                         ==========     ==========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
  Compensation Payable                                   $   75,000     $   75,000
  Notes Payable, Related Party                               87,472         78,223
  Advances from Majority Shareholder                         32,450         32,450
  Accrued Expenses                                           30,893         30,893
  Accrued Interest                                           20,232         15,732
  Accrued Interest, Majority Shareholder                      3,884          2,596
                                                         ----------     ----------
      TOTAL CURRENT LIABILITIES                             249,931        234,894
                                                         ----------     ----------
STOCKHOLDERS' EQUITY
  Series A Preferred Stock $.0001 Par Value
    Authorized 10,000,000 Shares, None Issued                     -              -
  Common Stock, $.0001 Par Value,
    Authorized, 90,000,000 Shares, Issued and
    Outstanding 9,467,000 and 9,422,000 in 2009
    and 2008, respectively
                                                                947            942
  Additional Paid-In-Capital                              5,547,353      5,502,358
  Accumulated (Deficit)                                  (5,785,367)    (5,729,800)
                                                         ----------     ----------
      TOTAL STOCKHOLDERS'(DEFICIT)                         (237,067)      (226,500)
                                                         ----------     ----------
      TOTAL LIABILITIES AND
       STOCKHOLDERS'(DEFICIT)                            $   12,864     $    8,394
                                                         ==========     ==========

The accompanying notes are an integral
part of these financial statements.

EARTH ENERGY RESERVES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

                           Three Months Ended         Six Months Ended
                                 June 30,                  June 30,
                            2009         2008         2009         2008
                         ----------   ----------   ----------   ----------
INCOME
  Oil and Gas Income    $        -    $   1,674      $       -    $   3,592

EXPENSES
  Production Taxes               -          (67)             -         (143)
  General and Admin
    Expenses               (27,306)     (28,194)       (46,531)     (77,149)
                        ----------    ---------      ---------    ---------
NET OPERATING LOSS         (27,306)     (26,587)       (46,531)     (73,700)
                        ----------    ---------      ---------    ---------
OTHER INCOME (EXPENSE)

  Interest Expense          (4,551)      (3,824)        (9,035)      (7,514)
  Loss on Sale of Prove
    Property                     -            -              -       (9,948)
                        ----------    ---------      ---------    ---------
Total Other Income and
  Expense                   (4,551)      (3,824)        (9,035)     (17,462)
                        ----------    ---------      ---------    ---------
LOSS BEFORE INCOME
  TAXES                    (31,857)     (30,411)       (55,566)    (91,162)
                        ----------    ---------      ---------    ---------
INCOME TAXES                     -            -              -            -
                        ----------    ---------      ---------    ---------
NET LOSS                $  (31,857)   $ (30,411)     $ (55,566)   $ (91,162)
                        ==========    =========      =========    =========

BASIC AND DILUTED LOSS
PER SHARE               $    (0.00)   $   (0.00)     $   (0.01)   $   (0.01)
                        ==========    =========      =========    =========
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING -
 BASIC AND DILUTED       9,459,000    9,922,000      9,447,000   9,924,000
                         =========    =========      =========   ==========

The accompanying notes are an integral
part of these financial statements.

EARTH ENERGY RESERVES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                               Six Months Ended
                                                    June 30,
                                              ------------------
                                              2009          2008
CASH FLOWS FROM OPERATING
  ACTIVITIES
Net Loss from Operating Activities          $ (55,566)      $ (91,162)
  Adjustment to Reconcile Net Loss
    To Net Cash Used By Operating
    Activities
    Interest Expense - Related Party            3,249           2,555
    Interest Expense - Compensation Payable     4,500           4,964
    Interest Expense - Majority Shareholder     1,287               -
    Loss on Sale of Proved Property                 -           9,948
Changes in Operating Assets and
  Liabilities
    Accounts Receivable                             -           2,204
    Accrued Expenses                                -          20,275
    Advances from Related Party                 6,000           6,000
                                           ----------      ----------
      NET CASH (USED IN)
       CONTINUING OPERATIONS                  (40,530)        (45,216)
                                           ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sale of Proved Property                           -          63,202
                                           ----------      ----------
      NET CASH PROVIDED BY
        INVESTING ACTIVITIES                        -          63,202
                                           ----------      ----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Common Stock Purchased with Cash                 -          (5,000)
   Common Stock Sold for Cash                  45,000               -
                                           ----------      ----------
      NET CASH PROVIDED BY (USED BY)
        FINANCING ACTIVITIES                   45,000          (5,000)
                                           ----------      ----------
NET INCREASE (DECREASE) IN CASH                 4,470          12,986
CASH AT BEGINNING OF PERIOD                     8,394          45,089
                                           ----------      ----------
CASH AT END PERIOD                         $   12,864      $   58,075
                                           ==========      ==========
SUPPLEMENTAL CASH FLOW DISCLOSURES
    Cash Paid During the Period for:
      Interest                             $        -      $        -
                                           ==========      ==========
      Income Taxes                         $        -      $        -
                                           ==========      ==========

The accompanying notes are an integral
part of the financial statements.

EARTH ENERGY RESERVES, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

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

Basis of Presentation
---------------------
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2008. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

NOTE 2:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through September 23, 2010, the date which the financial statements available to be issued.

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

Investing Activities. For the six months ended June 30, 2009, Earth Energy did not pursue any investing activities.

For the six months ended June 30, 2008, Earth Energy sold oil and gas leases of $63,202 resulting in net cash flows provided by investing activities of $63,202.

Financing Activities. During the six months ended June 30, 2009, Earth Energy sold its common stock for $45,000. As a result, Earth Energy had net cash provided by financing activities of $45,000.

During the six months ended June 30, 2008, Earth Energy repurchased common stock for $5,000. As a result, Earth Energy had net cash used by financing activities of $5,000.

Results of Operations

Earth Energy has not had any material revenue since inception. All expenses have been paid by the majority shareholder or a related party owned by the majority shareholder.

For the three months ended June 30, 2009, Earth Energy did not earn any revenues. Comparatively, for the three months ended June 30, 2008, Earth Energy had oil and gas income of $1,674. General and administrative expenses decreased slightly from $28,194 for the three months ended June 30, 2008 to $27,306 for the three months ended June 30, 2009. The decrease in general and administrative expenses was due mainly to a significant reduction in business activities.

For the six months ended June 30, 2009, Earth Energy did not earn any revenues. Comparatively, for the six months ended June 30, 2008, Earth Energy had oil and gas income of $3,592. General and administrative expenses decreased from $77,149 for the six months ended June 30, 2008 to $46,531 for the six months ended June 30, 2009. The decrease in general and administrative expenses was due mainly to a significant reduction in business activities.

Interest expense increased from $7,519 for the six months ended June 30, 2008 to $9,036 for the six months ended June 30, 2009. The increase of $1,517 was due to interest expense payable to a related party and majority shareholders.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Earth Energy does not consider the effects of interest rate movements to be a material risk to our financial condition; does not hold any derivative instruments; and does not engage in any hedging activities.

Item 4T.  Controls and Procedures.

During the three months ended June 30, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

James E. Hogue, chairman of the board, who was chief executive officer and chief financial officer and, therefore, responsible for all financial and accounting matters during this reporting period has concluded that the disclosure controls and procedures were not effective as of June 30, 2009. These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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