Form 10-Q
period 2009-09-30
Earth Energy Reserves, Inc.
filed 2010-09-23
CIK 1327557

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2009
-OR-
 [ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

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

Earth Energy Reserves, Inc.
FORM 10-Q
For the quarterly period ended September 30, 2009
INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations       8
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        10
Item 4T. Controls and Procedures                              10

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    12
Item 1A. Risk Factors                                         12
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        12
Item 3.  Defaults upon Senior Securities                      12
Item 4.  Submission of Matters to a Vote of Security
           Holders                                            12
Item 5.  Other Information                                    12
Item 6.  Exhibits                                             12

SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS

EARTH ENERGY RESERVES, INC.
BALANCE SHEETS


ASSETS

                                                       September 30,   December 31,
                                                           2009            2008
                                                       -----------      ---------
                                                        (Unaudited)     (Audited)
CURRENT ASSETS
  Cash                                                   $      990     $    8,394
                                                         ----------     ----------
      TOTAL CURRENT ASSETS                                      990          8,394
                                                         ----------     ----------
      TOTAL ASSETS                                       $      990     $    8,394
                                                         ==========     ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Compensation Payable                                   $   75,000     $   75,000
  Notes Payable to Related Party                             92,187         78,223
  Advances from Majority Shareholder                         32,450         32,450
  Accrued Expenses                                           30,893         30,893
  Accrued Interest                                           22,482         15,732
  Accrued Interest, Related Party                             4,538          2,596
                                                         ----------     ----------
      TOTAL CURRENT LIABILITIES                             257,550        234,894
                                                         ----------     ----------
STOCKHOLDERS' EQUITY
  Series A Preferred Stock $.0001 Par Value
    Authorized 10,000,000 Shares, None Issued                     -              -
  Common Stock, $.0001 Par Value,
    Authorized, 90,000,000 Shares, Issued and
    Outstanding 9,467,000 and 9,422,000 in 2009
    and 2008, respectively                                      947            942
  Additional Paid-In-Capital                              5,547,353      5,502,358
  Retained (Deficit)                                     (5,804,860)    (5,729,800)
                                                         ----------     ----------
      TOTAL STOCKHOLDERS' DEFICIT                          (256,560)      (226,500)
                                                         ----------     ----------
      TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT                             $      990     $    8,394
                                                         ==========     ==========

The accompanying notes are an integral
part of these financial statements.

EARTH ENERGY RESERVES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

                           Three Months Ended        Nine Months Ended
                              September 30,           September 30,
                         ----------------------    ----------------------
                            2009         2008         2009         2008
                         ----------   ---------    ----------   ---------
INCOME
  Oil and Gas Income    $        -    $       -      $       -    $   3,592
                        ----------    ---------      ---------    ---------
EXPENSES
  Production Taxes               -            -              -         (143)
  General and Admin
    Expenses               (14,875)     (17,015)       (61,406)     (94,164)
                        ----------    ---------      ---------    ---------
NET OPERATING LOSS         (14,875)     (17,015)       (61,406)     (90,715)
                        ----------    ---------      ---------    ---------
OTHER INCOME (EXPENSE)
  Loss on Sale of Proved
    Property                     -            -              -       (9,948)
  Interest Expense          (4,619)      (5,101)       (13,654)     (12,615)
                        ----------    ---------      ---------    ---------
TOTAL OTHER INCOME
  (EXPENSE)                 (4,619)      (5,101)       (13,654)     (22,563)
                        ----------    ---------      ---------    ---------
LOSS BEFORE INCOME
  TAXES                    (19,494)     (22,116)       (75,060)    (113,278)
                        ----------    ---------      ---------    ---------
INCOME TAXES                     -            -              -            -
                        ----------    ---------      ---------    ---------
NET LOSS FROM
  OPERATIONS            $  (19,494)   $ (22,116)     $ (75,060)   $(113,278)
                        ==========    =========      =========    =========

BASIC AND DILUTED LOSS
PER SHARE               $    (0.00)   $   (0.00)     $   (0.01)   $   (0.01)
                        ==========    =========      =========    =========
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING -
 BASIC AND DILUTED       9,467,000    9,922,000      9,453,000   10,224,000
                         =========   ==========     ==========   ==========

The accompanying notes are an integral
part of these financial statements.

EARTH ENERGY RESERVES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                              Nine Months Ended
                                                September 30,
                                              ------------------
                                              2009         2008
CASH FLOWS FROM OPERATING
  ACTIVITIES
Net Loss for the Period                    $  (75,060)     $ (113,278)
  Adjustment to Reconcile Net Loss
    to Net Cash Used By Operating
    Activities
    Interest Expense - Related Party            4,964           3,922
    Interest Expense - Compensation Payable     6,750           6,750
    Interest Expense - Majority Shareholder     1,942           1,949
    Loss on Sale of Proved Property                 -           9,948
Changes in Operating Assets and
  Liabilities
    Accounts Receivable                             -           2,204
    Accrued Expenses                                -           8,036
    Advanced from Related Party                 9,000           9,000
                                           ----------      ----------
      NET CASH (USED BY)
       OPERATING ACTIVITIES                   (52,404)        (71,469)
                                           ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sale of Proved Property                           -          63,202
                                           ----------      ----------
      NET CASH PROVIDED BY
        INVESTING ACTIVITIES                        -          63,202
                                           ----------      ----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
    Re-purchase of Common Stock for Cash            -          (5,000)
    Common Stock Sold for Cash                 45,000               -
                                           ----------      ----------
      NET CASH PROVIDED BY (USED BY)
        FINANCING ACTIVITIES                   45,000          (5,000)
                                           ----------      ----------
NET (DECREASE) IN CASH                         (7,404)        (13,267)
CASH AT BEGINNING OF PERIOD                     8,394          45,089
                                           ----------      ----------
CASH AT END PERIOD                         $      990      $   31,822
                                           ==========      ==========
SUPPLEMENTAL CASH FLOW DISCLOSURES
    Cash Paid During the Period for:
      Interest                             $        -      $        -
                                           ==========      ==========
      Income Taxes                         $        -      $        -
                                           ==========      ==========

The accompanying notes are an integral
part of the financial statements.

EARTH ENERGY RESERVES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

Basis of Presentation
---------------------
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2008. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

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

Investing Activities. For the nine months ended September 30, 2009, Earth Energy did not pursue any investing activities.

For the nine months ended September 30, 2008, Earth Energy sold oil and gas leases of $63,202 resulting in net cash flows provided by investing activities of $63,202.

Financing Activities. During the nine months ended September 30, 2009, Earth Energy sold common stock for cash of $45,000. As a result, Earth Energy had net cash provided by financing activities of $45,000.

During the nine months ended September 30, 2008, Earth Energy repurchased common stock for $5,000. As a result, Earth Energy had net cash used by financing activities of $5,000.

Results of Operations. Earth Energy has not had any material revenue since inception. All expenses have been paid by the majority shareholder or a related party owned by the majority shareholder.

For the three months ended September 30, 2009 and 2008, Earth Energy did not earn any revenues. General and administrative expenses decreased from $17,015 for the three months ended September 30, 2008 to $14,875 for the three months ended September 30, 2009. The decrease in general and administrative expenses was due mainly to a significant reduction in business activities.

For the nine months ended September 30, 2009, Earth Energy did not earn any revenues. For the nine months ended September 30, 2008, Earth Energy had revenues of $3,592. General and administrative expenses decreased from $94,164 for the nine months ended September 30, 2008 compared to $61,406 for the nine months ended September 30, 2009.

Interest expense increased from $12,621 for the nine months ended
September 30, 2008 to $13,655 for the nine months ended September 30, 2009. The increase of $1,034 was due to interest expense payable to a related party and majority shareholder.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Earth Energy does not consider the effects of interest rate movements to be a material risk to our financial condition; does not hold any derivative instruments; and does not engage in any hedging activities.

Item 4T.  Controls and Procedures.

During the three months ended September 30, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

James E. Hogue, chairman of the board, who was chief executive officer and chief financial officer and, therefore, responsible for all financial and accounting matters during this reporting period has concluded that the disclosure controls and procedures were not effective as of September 30, 2009. These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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