Form 10-Q
period 2010-03-31
Earth Energy Reserves, Inc.
filed 2010-09-24
CIK 1327557

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2010
-OR-
 [ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

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

Earth Energy Reserves, Inc.
FORM 10-Q
For the quarterly period ended March 31, 2010
INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      4
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations       8
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                         8
Item 4T. Controls and Procedures                               8

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    11
Item 1A. Risk Factors                                         11
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        11
Item 3.  Defaults upon Senior Securities                      11
Item 4.  Submission of Matters to a Vote of Security
           Holders                                            11
Item 5.  Other Information                                    11
Item 6.  Exhibits                                             11

SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS

                       EARTH ENERGY RESERVES, INC.

                             BALANCE SHEETS

                                ASSETS

                                               March 31,  December 31,
2010	2009
                                               --------   -----------
                                             (Unaudited)  (Audited)
CURRENT ASSETS
   Cash                                       $  25,373     $     940
                                              ---------     ---------
      TOTAL CURRENT ASSETS                       25,373           940
                                              ---------     ---------

             TOTAL ASSETS                     $  25,373     $     940
                                              =========     =========

                LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Compensation Payable                         $      --     $  75,000
  Notes Payable, Related Party                       --        96,960
Advances from Majority Shareholder                  --        32,450
Accrued Expenses                               112,971        62,134
Accrued Interest                                    --        24,732
 Accrued Interest, Majority Shareholder              --         5,192
                                              ---------     ---------
      TOTAL CURRENT LIABILITIES                 112,971       296,468
                                              ---------     ---------

STOCKHOLDERS' (DEFICIT)
  Series A Preferred Stock $.0001 par value,
   authorized 10,000,000 Shares, Issued and
   outstanding in 2010 138,191, and in 2009
   none                                              14            --
Common Stock, $.0001 Par Value,
   authorized, 90,000,000 shares, issued and
   outstanding in 2010 9,703,982, and in 2009
   9,572,000                                        964           947
  Additional paid-in capital                  5,847,495     5,547,353
  Accumulated (Deficit)                      (5,946,071)   (5,843,828)
                                              ---------     ---------
      TOTAL STOCKHOLDERS' (DEFICIT)             (87,598)     (295,528)
                                              ---------     ---------
            TOTAL LIABILITIES AND
             STOCKHOLDERS' (DEFICIT)          $  25,373     $     940
                                              =========     =========

               The accompanying notes are an integral
                part of these financial statements.

                        EARTH ENERGY RESERVES, INC.

                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                   Three Months Ended
                                                        March 31
                                                   ------------------
                                                 2010             2009
                                                 ----             ----
EXPENSES

  General and Administrative Expenses        $  96,404       $  19,225
                                             ---------       ---------
      Total Operating Expenses                  96,404          19,225
                                             ---------       ---------
NET OPERATING LOSS                             (96,404)        (19,225)
                                             ---------       ---------
OTHER INCOME (EXPENSE)
  Interest Expense                              (5,839)         (4,484)
                                             ---------       ---------
  TOTAL OTHER INCOME (EXPENSE)	                  (5,839)         (4,484)
                                             ---------       ---------
LOSS BEFORE INCOME TAXES                      (102,243)        (23,709)
                                             ---------       ---------
INCOME TAXES                                        --              --
                                             ---------       ---------
NET LOSS                                     $(102,243)      $ (23,709)
                                             =========       =========
BASIC AND DILUTED LOSS
  PER SHARE                                  $   (0.01)       $  (0.00)
                                             =========       =========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  BASIC AND DILUTED                          9,536,000       9,432,000
                                             =========       =========

                 The accompanying notes are an integral
                   part of these financial statements.

                     EARTH ENERGY RESERVES, INC.

                      STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                                 Three Months Ended
                                                      March 31,
                                                 ------------------
                                               2010              2009
                                               ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss for the Period                     $(102,243)      $ (23,709)
Adjustments to Reconcile Net Loss
 To Net Cash used by Operating Activities
   Interest Expense - Related Party             1,940           1,595
   Interest Expense - Compensation Payable      2,250           2,250
   Interest Expense - Majority Shareholder      1,649             640
Change in Operating Assets and Liabilities
   Advances from Related Party                      -           3,000
   Accrued Expenses                            50,837              --
                                            ---------       ---------
      NET CASH USED BY OPERATING ACTIVITIES   (45,567)        (16,224)
                                            ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of Common Stock                         70,000          15,000
                                            ---------       ---------
      NET CASH FROM FINANCING ACTIVITIES       70,000          15,000
                                            ---------       ---------
NET INCREASE (DECREASE) IN CASH                24,433          (1,224)

CASH AT BEGINNING OF PERIOD                       940           8,394
                                            ---------       ---------
CASH AT END PERIOD                          $  25,373       $   7,170
                                            =========       =========
SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash Paid During the Period for:
  Interest                                  $       -       $       -
                                            =========       =========
  Income Taxes                              $       -       $       -
                                            =========       =========
Non-Cash Investing and Financing Activities:
  Common Stock Par Value                    $      10       $      --
  Preferred Stock Par Value                        14              --
  Additional Paid in Capital                  240,149              --
  Notes Payable Related Party                (129,410)             --
  Compensation Payable                        (75,000)             --
  Accrued Interest, Related Party               8,780              --
  Accrued Interest                            (26,983)             --
                                            ---------       ---------
                                            $      --       $      --
                                            =========       =========
                  The accompanying notes are an integral
                   part of these financial statements.

                        EARTH ENERGY RESERVES, INC.

                       NOTES TO FINANCIAL STATEMENTS
                              March 31, 2010

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

Basis of Presentation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2009. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the six month transitional period ending June 30, 2010.

NOTE 2:  EQUITY TRANSACTIONS

During the three month period ended March 31, 2010, the Company had the following stock transactions:
   -  Sold 75,000 of its Series 1 units for $1.00 per unit.
   - Issued 101,982 shares of the Company's common stock in settlement of accrued compensation of $75,000 plus accrued interest of $26,983.
   - Issued 138,191 shares of the Company's Series A Preferred Stock in settlement of outstanding related party debt of $129,411 plus accrued interest of $8,780. The shares were issued to the Company's majority shareholder and an entity which is one hundred percent owned by the majority shareholder. The Series A preferred shares are redeemable at the option of the Company at $1.00 per share.

Note 3:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through September 23, 2010, the date which the financial statements were available to be issued.

The following is a summary of significant events affecting the Company subsequent to March 31, 2010.

   - The Company repurchased and retired 15,000 shares of its Series A Preferred Stock from its majority shareholder. The preferred shares were purchased at $1.00 per share.
   - The Company issued 25,000 of its Series 1 units for office rent valued at $1.00 per unit or $25,000. Each unit consists of one common share and one warrant to purchase one common share at an exercise price of $1.50 per common share.
   - In order to raise additional capital in 2010, the Company also sold 1,391,000 Series 1 units at $1 per unit to accredited investors. Each unit consisted of one common share and one warrant to purchase one common share at an exercise price of $1.50 per common share. The warrants were immediately exercisable for a term of three years. As of June 30, 2010, the Company had recorded proceeds of $426,000 from stock sales and recorded another $965,000 in common stock subscriptions.
Cash proceeds from the common stock subscriptions were received by the Company subsequent to year end.
   -  In June 2010, the Company changed its year end to June 30, 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trends and Uncertainties.   We are a development stage, independent
natural gas and oil company engaged in the acquisition, drilling and production of natural gas and oil in the United States. Our future operations may be adversely affected by our competitors, fluctuating oil prices, changing foreign political environments and any prolonged recessionary periods as well as our ability to raise sufficient capital to conduct our operations.

Capital and Source of Liquidity. We are currently in the process of raising additional equity capital to finance our working capital requirements and future capital expenditures. During the six month period ended June 30, 2010, we sold securities in the amount of $1,466,000.

Investing Activities. For the three months ended March 31, 2010 and 2009, we did not pursue any investing activities.

Financing Activities. For the three months ended March 31, 2010, we sold securities for cash in the amount of $70,000. As a result, we had net cash flows from financing activities of $70,000 for the three months ended March 31, 2010.

Results of Operations. We have had only minimal revenue since inception. All of our expenses have been paid by James Hogue, Galaxy Partners Ltd. Corp, a company controlled by James Hogue, an officer, director and principal shareholder of Earth Energy and through the sale of our securities.

For the three months ended March 31, 2010 and 2009, Earth Energy received no revenues. For the three months ended March 31, 2010, Earth Energy had general and administrative expenses of $96,504 compared to $19,225 for the same period in 2009. The increase in these expenses for the three months ended March 31, 2010 primarily resulted from general operating and administrative relating to our equity capital raising activities as well as expenses relating to the required reports with the Securities and Exchange Commission under the Exchange Act of 1934.

Plan of Operation. We have developed an operating strategy that is based on our participation in drilling and development of coal bed methane prospects as an operator and a non-operator for the foreseeable future. We intend to use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental, accounting and tax services. We will also pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing. As a working interest owner, we intend to rely on third party service providers to drill, produce and market our natural gas and oil. We believe that by limiting our management and employee costs, we should be able to better control total costs, be a low cost producer and retain flexibility in our project management.

Earth Energy may experience problems; delays, expenses and difficulties frequently encountered by an enterprise in our development stage, many of which are beyond our control. These include, but are not limited to, unanticipated problems relating to additional costs and expenses that may exceed our current estimates and problems from competition.

Earth Energy is current in the payment of its obligations even though we have not generated operating revenues. We intend to pursue our business plan by utilizing cash resources from the sale of our
securities and cash flow anticipated from future operations.   Our
management believes that the proceeds of the sales of our securities and future revenues from operations will be sufficient to pay our expenses for the next twelve months.

Earth Energy will continue to seek equity financing for its future operations. Failure to secure such financing may result in our inability to execute our business plan or pay our obligations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.


ITEM 4T.  CONTROLS AND PROCEDURES

During the three months ended March 31, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

James E. Hogue, chairman of the board, who was chief executive officer and chief financial officer and, therefore, responsible for all financial and accounting matters during this reporting period has concluded that the disclosure controls and procedures were not effective as of March 31, 2010. These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Earth Energy has been delinquent in its SEC filings since the third quarter of 2008. Management has only recently prepared the required delinquent reports. Management intends to implement internal controls to ensure that similar situations do not occur in the future and that required SEC filings will be timely.

                     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 1A. RISK FACTORS
         Not applicable to smaller reporting companies

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS During the three months ended March 31, 2010, Earth Energy sold $70,000 of securities at the purchase price of $1.00 per unit.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

Item 5.  OTHER INFORMATION
Earth Energy's website, www.earthenergyreserves.com, is currently under reconstruction. Upon completion, Earth Energy will post every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

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