Form 10-K
period 2008-12-31
Earth Energy Reserves, Inc.
filed 2010-09-30
CIK 1327557

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

 [X] 15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008
 OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to

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

          621 17TH Street #1640
            Denver, CO                        80293
        (Address of principal executive offices)                (Zip Code)

Registrant's Telephone number, including area code:  (303) 297-0500

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange act
Yes [ ] No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days.
Yes [x] No[ ]

Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained hereof, and will not be contained, to will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated file" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer         [ ]
Non-accelerated filer   [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The market value of the registrant's voting $.0001 par value common stock held by non-affiliates of the registrant was approximately $0.00.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as September 30, 2010 was 11,059,982 shares of its $.0001 par value common stock.

No documents are incorporated into the text by reference.

EARTH ENERGY RESERVES, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2008
 Table of Contents

Part I

ITEM 1.  BUSINESS                                                   4
ITEM 1A. RISK FACTORS                                               8
ITEM 1B. UNRESOLVED STAFF COMMENTS                                  8
ITEM 2.  PROPERTIES                                                 8
ITEM 3.  LEGAL PROCEEDINGS                                          8
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        8

Part II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS                                      9
ITEM 6.  SELECTED FINANCIAL DATA                                    9
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                      9
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK                                                    12
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               12
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                     30
ITEM 9A. CONTROLS AND PROCEDURES                                   30
ITEM 9B.  OTHER INFORMATION                                        31

Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL
           PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH
           SECTION 16(a) OF THE EXCHANGE ACT                       32
ITEM 11.  EXECUTIVE COMPENSATION                                   36
ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDERS MATTERS             38
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
           DIRECTOR INDEPENDENCE                                   39
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES                   40

Part IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES                  41

PART I

ITEM 1.   BUSINESS

Earth Energy Reserves, Inc. was incorporated in the State of Nevada on February 12, 2002 as Wiltex First, Inc. On March 10, 2005, Earth Energy filed a certificate of amendment with the State of Nevada changing its name to Asian American Business Development Company. On March 13, 2006, Earth Energy filed a certificate of amendment with the State of Nevada changing its name to Earth Energy Reserves, Inc.

On December 16, 2005, Earth Energy elected to be regulated as a Business Development Company as that term is defined in Section 54 of the Investment Company Act. As a BDC, Earth Energy was subject to the laws and regulations contained in the Investment Company Act of 1940. As a BDC, Earth Energy became subject to significant regulation of its activities.

On February 10, 2006, the board of directors unanimously approved a proposal to withdraw Earth Energy's election to be treated as a BDC as soon as practicable, so that it might again conduct business as a regular company rather than as a BDC subject to the Investment Company Act.

Our current business plan has changed the nature of Earth Energy's business from investing, reinvesting, owning, holding, or trading in investment securities to an independent oil and gas company focused on the acquisition, drilling and production of oil and gas in the United States. The board of directors believed that BDC regulation would be inappropriate for such activities.

Our principal geophysical areas of interest are Louisiana, Texas, Oklahoma, Alabama, Montana, West Virginia, New Mexico and Wyoming.

Our Business Strategy

We intend to invest primarily in domestic oil and gas interests, including prospects, leases, wells, mineral rights, working interests, royalty interests, overriding royalty interests, net profits interests, production payments, farm-ins, drilling to earn arrangements, partnerships, easements, rights of way, licenses and permits. We intend to produce and market production from the oil and gas interests and may enter into operating, product marketing, and other such arrangements in connection with such production and marketing.

Our primary strategy is to acquire leaseholds that are unexplored or over looked in unconventional gas areas and hold low-risk promise of large and wide-spread accumulations of natural gas reserves. We will also target select producing gas fields that we identify as under-developed by their current operator and will seek well-above average returns by re-developing these unconventional opportunities.

We will also seek to be a low-cost developer of unconventional fields by applying the latest multi-lateral horizontal drilling methods, in combination with non-damaging under-balanced drilling techniques. Our objective will be to optimize capital efficiency as we develop the full reserve potential of each field. While our horizontal applications are today more proven for a CBM reservoir, we may acquire shale gas resources as well.

We may acquire producing properties based on our view of the pricing cycles of oil and gas and available exploitation opportunities of proved, probable and possible reserves. As of September 30, 2010, we had not acquired any such additional properties.

We intend to control our overhead expenses and up-front costs in seismic data, hardware, software, geological and geophysical overhead and prospect generation. We also intend to outsource our geological, geophysical, reservoir engineering and land functions and to maintain tight control over general and administrative expenses.

Marketing and Pricing

Our future revenues will be derived principally from the sale of CBM natural gas. As a result, our revenues will be determined, to a large degree, by prevailing market prices for the gas. We intend to sell our gas under contractual arrangements or on the spot market at prevailing market prices. The price for gas is based on supply and demand, and we cannot accurately predict or control the price we may receive for our production.

Price decreases would adversely affect our revenues, cash flow, profits and the value of our reserves. Historically, and particularly in recent times, these commodity prices have fluctuated widely. Among the factors that can cause this volatility are:

   -  The domestic and foreign supplies of oil and gas,
   -  Overall economic conditions,
   -  Product demand,
   -  Weather conditions,
   -  The price and availability of competitive fuels,
   - Political and economic conditions in the Middle East and other producing regions,
   -  The level of oil and gas imports,
   -  Domestic and foreign governmental regulations,
   -  Potential price controls, and
   -  Environmental issues.

We may enter into hedging arrangements to reduce our exposure to decreases in the prices of oil and gas. Hedging arrangements may expose us to risk of financial loss in circumstances where:

   - There is a change in the expected differential between the hedge price and the actual price of gas;
   -  Our production and/or sales are less than expected; and/or
   - The counter party to the hedging contract defaults on its contractual obligations.

In addition, hedging arrangements may limit the benefit we would receive from increases in the prices of our production. On the other hand, we may choose not to engage in hedging transactions in the future. As a result, we may be more adversely affected by changes in prices than producers who engage in hedging transactions.

Competition

We will compete with numerous other companies in virtually all facets of our business. Our competitors in the exploration, development, acquisition and production business include major integrated companies as well as numerous large and small independents, including many that have significantly greater financial resources and in-house technical personnel.

Government Regulations

   - Federal Income Tax. Federal income tax laws significantly affect oil and gas operators. The principal provisions that will affect us are those that permit us to deduct as incurred, rather than to capitalize and amortize, our intangible drilling and development costs and to claim 15% depletion on a portion of our oil and gas production.

   -  Environmental Matters.   Oil and gas operations are subject to
extensive federal regulation and, with respect to federal leases, to interruption or termination by governmental authorities on account of environmental and other considerations such as the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) also known as the "Super Fund Law." The trend towards stricter standards in environmental legislation and regulation could increase our costs and others in the industry. Oil and gas lessees are subject to liability for the costs of clean-up of pollution resulting from a lessee's operations, and may also be subject to liability for pollution damages. We intend to obtain insurance against costs of clean-up operations, but we have no such insurance at this time and it is unlikely that we will be able to fully insure against all such risks. A serious incident of pollution may also result in the Department of the Interior requiring lessees under federal leases to suspend or cease operation in the affected area.

The Oil Pollution Act of 1990 and regulations hereunder impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages.
While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of federal safety, construction or operating regulations. Few defenses exist to the liability imposed by the OPA. In addition, to the extent we acquire offshore leases and those operations affect state waters, we may be subject to additional state and local clean-up requirements or incur liability under state and local laws. The OPA also imposes ongoing requirements on responsible parties, including proof of financial responsibility to cover at least some costs in a potential spill. We cannot predict whether the financial responsibility requirements under the OPA amendments will adversely restrict our proposed operations or impose substantial additional annual costs to us or otherwise materially adversely affect us.

Our operations will be subject to numerous federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. Such laws and regulations, among other things, impose absolute liability on the lessee for the cost of clean-up of pollution resulting from a lessee's operations, subject the lessee to liability for pollution damages, may require suspension or cessation of operations in affected areas, and impose restrictions on the injection of liquids into subsurface aquifers that may contaminate groundwater. Such laws could have a significant impact on our operating costs, as well as the oil and gas industry in general. Federal, state and local initiatives to further regulate the disposal of oil and gas wastes are also pending in certain jurisdictions, and these initiatives could have a similar impact on us. Our operations will also be subject to additional federal, state and local laws and regulations relating to protection of human health, natural resources, and the environment pursuant to which we may incur compliance costs or other liabilities.

   Other Laws and Regulations. Various laws and regulations often require permits for drilling wells and also cover spacing of wells, the prevention of waste of gas and oil including maintenance of certain gas/oil ratios, rates of production and other matters. The effect of these laws and regulations, as well as other regulations that could be promulgated by the jurisdictions in which we have production, could be to limit the number of wells that could be drilled on our properties and to limit the allowable production from the successful wells completed on our properties, thereby limiting our revenues.

Employees

As of September 30, 2010, we had five employees, including the chairman of the board of directors, president and chief executive officer, executive vice president and chief financial officer, vice president internal relations and vice president administration.

We intend to use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, accounting, environmental and tax services. We will also seek alliances in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing. We intend to rely on third parties to drill, produce and market our gas and oil. We believe that by limiting our personnel costs, we should be able to better control total costs and retain project management flexibility. We intend to add full time management and operations personnel in the future, as our business strategy is implemented.

ITEM 1A.  RISK FACTORS

Not applicable

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.  PROPERTIES

Our corporate headquarters office is located at 621 17th Street, #1640,
Denver, Colorado 80293.   These offices are approximately 2,357 square
feet. These premises are leased on a 30 month basis commencing in August 2010 for the average monthly lease payment of $2,884.

ITEM 3.  LEGAL PROCEEDINGS.

The registrant is not involved in any legal proceedings at this date.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the last quarter of the fiscal year ended December 31, 2008, no matters were submitted to a vote of the registrant's security holders, through the solicitation of proxies.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Item 5(a)

a) Market Information. The registrant's common stock is not traded over the counter. We may apply for the listing of our common stock within the next twelve months.

b) Holders. At September 30, 2010, there were approximately 100 shareholders of the registrant.

c) Dividends. Holders of the registrant's common stock are entitled to receive such dividends as may be declared by its board of directors. No dividends on the registrant's common stock have ever been paid, and the registrant does not anticipate that dividends will be paid on its common stock in the foreseeable future.

d) Securities authorized for issuance under equity compensation plans. Not applicable

e)  Performance graph.  Not applicable.

f) Sale of unregistered securities. In 2008, the registrant sold 25,000 shares of its $0.0001 par value common stock to one individual. All shares sold were priced at $1.00 per share and were sold pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

    Item 5(b)  Use of Proceeds.  Not applicable.

    Item 5(c)  Purchases of Equity Securities by the issuer and
affiliated purchasers.   Not applicable


ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trends and Uncertainties. Earth Energy is an independent company engaged in the acquisition, drilling and production of CBM natural gas in the United States. Our future operations may be adversely affected by fluctuating oil and gas prices, changing domestic and foreign economic and political environments and any prolonged recessionary periods.

As long-term compensation incentive, Earth Energy has granted stock options to its officers and directors. As a result, these grants will have a negative impact on our financial statements.

Investing Activities. For the year ended December 31, 2008, Earth Energy sold oil and gas leases of $63,202 resulting in net cash flows provided by investing activities of $63,202.

For the year ended December 31, 2007, Earth Energy acquired oil and gas leaseholds of $126,897 resulting in net cash used in investing activities of $126,897.

Financing Activities. During the year ended December 31, 2008, Earth Energy repurchased common stock for $5,000 and received proceeds of $25,000 from the sale of common stock. As a result, Earth Energy had net cash used by financing activities of $20,000.

During the year ended December 31, 2007, Earth Energy had advances of $2,850 from the majority shareholder and sold common stock for $110,000. As a result, Earth Energy had net cash provided by financing activities of $112,850.

Results of Operations. Earth Energy has not had any material revenue since inception. All expenses have been paid by the majority shareholder or a related party owned by the majority shareholder.

For the year ended December 31, 2008 and 2007, Earth Energy earned revenues of $3,592 and $10,750. General and administrative expenses for the year ended December 31, 2008 consisted mainly of travel of $58,075, legal and professional fees of $33,885, management fees of $12,000 and consulting fees of $35,000. General and administrative expenses decreased from $327,519 for the year ended December 31, 2007 to $150,577 for the year ended December 31, 2008. The decrease in general and administrative expenses was due mainly to a significant reduction in business activities. Additionally, Earth Energy had compensation paid in stock valued at $1,750,000 for the year ended December 31, 2007.

Interest expense increased from $10,905 for the year ended December 31, 2007 to $16,946 for the year ended December 31, 2007. The increase of $6,041 was due to interest expense payable to a related party and majority shareholder.

Earth Energy, together with its new management group, is presently in the process of raising additional equity capital which effort, if successful, will be used to partially finance its contemplated future oil and gas business activities.

Recent Accounting Pronouncement

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements." This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Accounting Standards Codification 820. ASU 2010-06 amends ASC 820 to now require: (1) a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of existing disclosures. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company will comply with the additional disclosures required by this guidance upon its adoption in January 2010.

In June 2009, the FASB issued guidance under ASC 105, "Generally Accepted Accounting Principles." This guidance established a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification. The Codification is the sole source for authoritative U.S. GAAP and supersedes all accounting standards in U.S. GAAP, except for those issued by the SEC. The guidance was effective for financial statements issued for reporting periods ending after September 15, 2009. The adoption had no impact on the Company's financial position, cash flows or results of operations.

In August 2009, the FASB issued ASU No. 2009-05, "Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value," related to fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value using one or more valuation techniques. This guidance is effective for the first reporting period beginning after issuance

In April 2009, the FASB updated its guidance under ASC 820, "Fair Value Measurements and Disclosures," related to estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying circumstances that indicate a transaction is not orderly. The guidance was effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance did not have any impact on the Company's results of operations

Also in April 2009, the FASB updated its guidance under ASC 825, "Financial Instruments," which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. The guidance was effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.

On December 31, 2008, the SEC published final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the Petroleum Resource Management System, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, permitting disclosure of probable and possible reserves, and changes to the pricing used to determine reserves based on a 12-month average price rather than a period end spot price. The average is to be calculated using the first day-of-the-month price for each of the 12 months that make up the reporting period. The new rules are effective for annual reports for fiscal years ending on or after December 31, 2009. Early adoption is not permitted.

In the opinion of management, these statements will have no material effect on the financial statements of the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EARTH ENERGY RESERVES, INC.
Index to the Financial Statements


Report of Independent Registered Public Accounting Firm        13
Financial Statements of Earth Energy Reserves, Inc.:
  Balance Sheets as of December 31, 2008 and 2007              14
  Statements of Operations For the Years
    Ended December 31, 2008 and 2007                           15
  Statements of Stockholders' Equity (Deficit) For
    the Years Ended December 31, 2008 and 2007                 16
  Statements of Cash Flows For the Years Ended
    December 31, 2008 and 2007                                 17
  Notes to Financial Statements                                19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Earth Energy Reserves, Inc.
Estes Park, Colorado

We have audited the accompanying balance sheets of Earth Energy Reserves, Inc. as of December 31, 2008 and 2007, the related statements of operations, changes of stockholders' deficit, and cash flows for the years then ended. Earth Energy Reserves, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Earth Energy Reserves, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated minimal revenues from operations, has substantial accumulated deficit and working capital deficiency raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The 2008 and 2007 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Killman, Murrell & Company, P.C.
Killman, Murrell & Company, P.C.
Odessa, Texas
September 30, 2010

                 EARTH ENERGY RESERVES, INC.
                      BALANCE SHEETS
                 DECEMBER 31, 2008 AND 2007

                          ASSETS
                                                  2008          2007

CURRENT ASSETS
  Cash                                         $    8,394   $   45,089
  Accounts Receivable	                               --        2,204
                                               ----------   ----------
      TOTAL CURRENT ASSETS                          8,394       47,293
                                               ----------   ----------
OTHER ASSETS
  Leon River Energy Leases - Proved Property           --       53,747
  Walker Creek Unit - Unproved Property                --       73,150
                                               ----------   ----------
      TOTAL OTHER ASSETS                               --      126,897
                                               ----------   ----------
      TOTAL ASSETS                             $    8,394   $  174,190
                                               ==========   ==========

             LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Compensation Payable                         $   75,000   $   75,000
  Note Payable, Related Party                      78,223       60,873
  Advances from Majority Shareholder               32,450       32,450
  Accrued Expenses                                 30,893       17,873
  Accrued Interest                                 15,732        6,732
  Accrued Interest, Majority Shareholder            2,596           --
                                               ----------   ----------
      TOTAL CURRENT LIABILITIES                   234,894      192,928
                                               ----------   ----------
STOCKHOLDERS' DEFICIT
  Series A Preferred Stock $.0001 Par Value,
   Authorized 10,000,000 Shares, None Issued           --           --
  Common Stock, $.0001 Par Value,
   Authorized 90,000,000 Shares; Issued and
   Outstanding 9,422,000 and 10,927,000
    in 2008 and 2007, respectively                    942        1,093
  Additional Paid-in Capital                    5,502,358    5,482,207
  Retained Deficit                             (5,729,800)  (5,502,038)
                                               ----------   ----------
      TOTAL STOCKHOLDERS' DEFICIT                (226,500)     (18,738)
                                               ----------   ----------
      TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT                   $    8,394   $  174,190
                                               ==========   ==========

                The accompanying notes are an integral
                  part of these financial statements.

                    EARTH ENERGY RESERVES, INC.
                     STATEMENTS OF OPERATIONS
               YEARS ENDED DECEMBER 31, 2008 AND 2007

                                                  2008          2007
                                                  ----          ----

INCOME
  Oil and Gas Income                          $     3,592  $    10,750
                                              -----------  -----------
EXPENSES
  Lease Operating Expenses                             --        2,630
  Production Taxes                                    143          283
  Compensation Paid in Stock                           --    1,750,000
  General and Administrative Expenses             150,577      327,519
                                              -----------  -----------
  Total Operating Expenses                        150,720    2,080,432
                                              -----------  -----------
NET OPERATING LOSS                               (147,128) 	(2,069,682)
                                              -----------  -----------
OTHER INCOME (EXPENSE)
  Impairment Loss on Unproved Property            (53,747)          --
  Loss on Sale of Proved Property                  (9,948)          --
  Interest Income	                                      7        1,003
  Interest Expense, Related Party                 (16,946)     (10,905)
                                              -----------  -----------
LOSS BEFORE INCOME TAXES                         (227,762)  (2,079,584)
                                              -----------  -----------
INCOME TAXES                                           --           --
                                              -----------  -----------
NET LOSS                                      $  (227,762) $(2,079,584)
                                              ===========  ===========
BASIC AND DILUTED LOSS
PER SHARE                                     $     (0.02) $     (0.19)
                                              ============ ===========
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES OUTSTANDING -
 BASIC AND DILUTED                             10,051,000   10,783,000
                                               ==========   ==========
               The accompanying notes are an integral
                part of these financial statements.

                       EARTH ENERGY RESERVES, INC.
               STATEMENTS CHANGES IN STOCKHOLDERS' DEFICIT
                 YEARS ENDED DECEMBER 31, 2008 and 2007

                                                  Additional
                              Common Stock           Paid-      Retained
                          Shares       Amount     In Capital    (Deficit)     Total
                        ----------   ----------   ----------   ----------   ---------
BALANCE, December 31,
  2006                  10,697,000   $  1,070   $ 3,622,230  $(3,422,454) $   200,846

  Common Stock Issued
    For Services         1,750,000        175     1,749,825            -    1,750,000
  Sale of common stock     110,000         11       109,989            -      110,000
  Common Stock Returned to
    the Company         (1,630,000)      (163)          163            -            -
  Net Loss                       -          -             -   (2,079,584)  (2,079,584)
                        ----------  ---------   -----------  -----------  -----------
BALANCE, December 31,
  2007                   10,927,000      1,093    5,482,207   (5,502,038)   (18,738)

  Stock Re-purchase          (5,000)        (1)      (4,999)           -      (5,000)
  Sale of Common Stock       25,000          2       24,998            -      25,000
  Common Stock Returned to
    the Company          (1,525,000)      (152)         152            -           -
  Net Loss                        -          -            -     (227,762)   (227,762)
                         ----------  ---------   ----------  ----------- -----------

BALANCE, December 31,
  2008                    9,422,000  $     942   $5,502,358  $(5,729,800) $ (226,500)
                         ==========  =========   ==========  ===========  ===========

The accompanying notes are an integral part of these financial statements.

                         EARTH ENERGY RESERVES, INC.
                          STATEMENTS OF CASH FLOWS
                   YEARS ENDED DECEMBER 31, 2008 AND 2007

                                                  2008          2007
                                                  ----          ----
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net Loss                                    $  (227,762)   $(2,079,584)
Adjustments to Reconcile Net Loss
 to Net Cash used in Operating Activities
  Interest Expense - Related Party                5,350          4,173
  Interest Expense - Majority Shareholder         2,596             --
  Interest Expense - Compensation Payable         9,000             --
  Stock Issued for Services                          --      1,750,000
  Impairment of Unproved Property                53,747             --
  Loss on Sale of Proved Property                 9,948             --
Changes in Operating Assets and Liabilities
  Accounts Receivable                             2,204         (2,204)
  Compensation Payable                               --         75,000
  Accrued Expenses                               13,020          7,999
  Advance from Related Party                     12,000         12,000
                                            -----------    -----------
      NET CASH (USED IN)
      OPERATING ACTIVIES                       (119,897)      (232,616)
                                            -----------    -----------
CASH FLOWS FROM
 INVESTING ACTIVITIES
Acquisition of Oil and Gas Leaseholds                --       (126,897)
Proceeds from Sale of Proved Property            63,202             --
                                            -----------    -----------
      NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                      63,202       (126,897)
                                            -----------    -----------
CASH FLOWS FROM
 FINANCING ACTIVITIES
Advances from Majority Shareholder                   --          2,850
Repurchase of Common Stock                       (5,000)            --
Sale of Common Stock                             25,000        110,000
                                            -----------    -----------
      NET CASH PROVIDED BY
       FINANCING ACTIVITIES                      20,000        112,850
                                            -----------    -----------
NET (DECREASE) IN CASH                          (36,695)      (246,663)
CASH AT BEGINNING OF YEAR                        45,089        291,752
                                            -----------    -----------
CASH AT END OF YEAR                         $     8,394    $    45,089
                                            ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash Paid During the Period for:
    Interest                                $        --    $        --
                                            ===========    ===========
    Income Taxes                            $        --    $        --
                                            ===========    ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES
  Common Stock Par Value                    $      (152)   $      (163)
  Additional Paid-in-Capital                        152            163
                                            -----------    -----------
                                            $        --    $        --
                                            ===========    ===========

                    The accompanying notes are an integral
                      part of the financial statements.

                        EARTH ENERGY RESERVES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2008 AND 2007

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Earth Energy Reserves, Inc., (the "Company") formerly Asian American Business Development Company was incorporated in the State of Nevada on February 12, 2002 as Wiltex First, Inc. On March 10, 2005, the Company filed a certificate of amendment with the State of Nevada changing its name to Asian American Business Development Company and on March 13, 2006, the Company's name was changed to Earth Energy Reserves, Inc.

A related company owned by the major shareholder and the major shareholder of the Company, has managed and financed the Company since inception.

Purpose

In July 2007, the management of the Company made the decision to concentrate its efforts to enter the oil and gas industry. The Company intends to become an independent oil and natural gas company engaged in the acquisition, drilling and production of oil and gas, with areas of interest primarily in Texas, Oklahoma, Louisiana, Montana, and Wyoming. In 2007 the company purchased two oil and gas leases and recognized its first oil revenues in November 2007. In 2008, these leases were either sold or impaired.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for annual financial information and with the instructions to Form 10-K and
Article 3 and 3-A of Regulations S-X.

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

                        EARTH ENERGY RESERVES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2008 AND 2007

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. Actual results could vary from the estimates used.

Net Loss Per Common Share

Diluted net (loss) earnings per share reflects the potential dilution of securities by adding common stock equivalents, including warrants in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities have been excluded from the computation, as their effect is anti-dilutive for the years ended December 31, 2008 and 2007.

Cash and Cash Equivalents

The Company considers any highly liquid investments with maturities of three months or less on the date of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash, accounts receivables, compensation payables, advances from shareholder and notes payables approximate fair values at December 31, 2008 and 2007.

Revenue Recognition

Oil, gas, and natural gas liquid revenues are recognized when the products are sold and delivery to the purchaser has occurred. Although receivables are concentrated in the oil and gas industry, we do not view this as unusual credit risk.

Oil and Gas Properties

The Company has adopted the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, development of oil and gas reserves, including directly related overhead costs and related asset retirement costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

                        EARTH ENERGY RESERVES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2008 AND 2007

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

In addition, the capitalized costs are subject to a "ceiling test", which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10 percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.

Reclassification

Certain previously reported financial information has been reclassified to conform to the current year's presentation. The impact of such reclassification was not significant to the prior year's overall presentation.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), the Company evaluates the carrying value of its oil and gas leases and equipment whenever a change in circumstances indicates that the carrying the value may not be recoverable from the undiscounted future cash flows. If an impairment exists, the net book values are reduced to fair values as warranted. During 2008, the Company recorded an impairment charge of $53,747 to write down the value of an undeveloped oil and gas lease.

Fair Value of Financial Instruments

In 2008, the Company adopted SFAS No. 159, the Fair Value Option for Financial Assets and Liabilities ("SFAS 159"), which permits entities to choose to measure certain financial assets and liabilities at fair value. The adoption of SFAS 159 had no impact on the financial statements because the Company did not elect the fair value option for any financial assets or financial liabilities that were not already recorded at fair value.

On January 1, 2008, the Company adopted SFAS 157 for our financial assets and liabilities. Management uses the fair value hierarchy of SFAS 157, which gives the highest priority to quoted prices in active markets. The fair value of financial instruments is estimated based on

                        EARTH ENERGY RESERVES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2008 AND 2007

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Fair Value of Financial Instruments - (continued)

market trading information, where available. Absent published market values for an instrument or other assets, management uses observable market data to arrive at its estimates of fair value. Management believes that the carrying amount of cash and cash equivalents, accounts receivable and accrued liabilities approximate fair value. SFAS 157 defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset of liability. As a basis for considering such assumptions, SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

Level 1	Quoted prices in active markets for identical assets or
liabilities.

Level 2	Observable inputs other than quoted prices included in Level
1, such as quoted prices for similar assets and liabilities in active markets; quoted price for identical or similar assets and liabilities in markets that are not active; or other input that are observable or can be corroborated by observable market date.

Level 3	Unobservable inputs that are supported by little or no
market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The following table summarizes our financial assets and liabilities measured and reported in the Company's statement of financial position at fair value as of December 31, 2007, segregated among the appropriate levels within the fair value hierarchy:

	                    Fair Value Measurements December 31, 2007
		       Quoted prices in active     Significant other   Significant
	              markets for identical	     observable inputs   unobservable
                   -----------------------     -----------------   -------------
                          (Level 1)               (Level 2)          (Level 3)
Common Stock Issued
  as Compensation		 $       -              $ 1,750,000         $       -

                        EARTH ENERGY RESERVES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2008 AND 2007

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

The common shares issued for compensation were priced at $1.00 per share which represented the current selling price of such shares to new investors.

Recent Accounting Pronouncement

The Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities ("SFAS 159"), which permits entities to choose to measure certain financial assets and liabilities at fair value. The adoption of SFAS 159 had no impact on the financial statements because the Company did not elect the fair value option for any financial assets or financial liabilities that were not already recorded at fair value.

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

Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statement No. 133 and 140. This statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

In the opinion of management, these pronouncements will have no material effect on the financial statements of the Company.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. Since inception, the Company has incurred net operating losses. The future success of the Company will depend on its ability to attain additional capital, or to find an acquisition to add value to its present shareholders and ultimately, upon its ability to attain future

                        EARTH ENERGY RESERVES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2008 AND 2007

NOTE 2: GOING CONCERN

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

As of December 31, 2007, the Company had recognized $10,750 in oil and gas revenues; furthermore, accumulated depletion was not calculated as a reserves report on the leaseholds was not available and revenue from the lease was minimal. In February 2008, the Company sold the Walker Creek Unit back to its original owner due to poor production and recognized a $9,948 loss.

As of December 31, 2007, the Leon River Energy leasehold, an unproved property, was reviewed for impairment. After a review of pertinent facts surrounding the lease, the management of the Company determined that the leasehold was impaired. The Company recorded an impairment loss of $53,747 at December 31, 2008.

NOTE 4: NOTE PAYABLE, RELATED PARTY

The note payable to a related party represents amounts paid by the related party for general and administrative expenses. The note is due on demand and bears interest at the rate of eight percent calculated on the average outstanding monthly balance.

The detail of the activity in the note payable to related party is as follows:

                                          2008           2007
                                          ----           ----
Balance, beginning of period             $60,873       $44,700
General and administrative expenses
  advanced
    Management fees                       12,000        12,000
                                         -------       -------
      Total general and administrative
        expenses                          12,000        12,000
Interest expense                           5,350         4,173
                                         -------       -------
Total change during period                17,350        16,173
                                         -------       -------
Balance, end of period                   $78,223       $60,873
                                         =======       =======

                        EARTH ENERGY RESERVES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2008 AND 2007

The advance from the major shareholder represents cash advanced to the Company from the major shareholder of the Company. The advance is due on demand and interest was accrued on the $32,450 balance at eight per cent beginning in 2008.


NOTE 5: FEDERAL INCOME TAXES

Total income tax benefit is less than the amount computed by multiplying the loss before income taxes by the statutory federal income tax rate. The reasons for the difference and the related tax effects for the year ended December 31, 2008 and 2007 are:
                                                 2008         2007
                                                 ----         ----

  Tax benefit at statutory rates             $   77,439     $707,059
  Non-deductible expense                              -     (595,000)
  Change in valuation allowance                 (77,439)    (112,059)
                                             ----------     --------
    Net income tax benefit                   $        -     $      -
                                             ==========     ========

The components of the deferred tax assets are as follows:

                                                 2008         2007
                                              ----------   ----------
Deferred Tax Assets
  Net Operating Loss Carryforward             $  239,038   $  179,873
  Oil & Gas Leases                                18,274            -
                                              ----------   ----------
    Total Deferred Tax Assets                    257,312      179,873

    Less Valuation Allowance                    (257,312)    (179,873)
                                              ----------   ----------
                                              $        -   $        -
                                              ==========   ==========

The Company has no deferred tax liabilities.

At December 31, 2008, the Company had federal income tax net operating loss carryforwards of approximately $703,000 to offset future taxable income, which begins to expire in 2023; therefore, there was no income tax expense or payable as of December 31, 2008.

NOTE 6: STOCK HOLDERS' DEFICIT

In March 2005, the Company amended its charter to provide for 90,000,000 authorized shares of common stock with a par value of $0.0001 and 10,000,000 authorized shares of Series A preferred stock with a par value of $0.0001. The Series A preferred shares are redeemable at the option of the Company at $1.00 per share. At December 31, 2008 and 2007 there were no outstanding shares of preferred stock.

                        EARTH ENERGY RESERVES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2008 AND 2007

NOTE 6: STOCK HOLDERS' EQUITY - (Continued)

During 2007, the Company issued 1,750,000 shares of its $0.001 par value common stock to four individuals for services performed. The Company recorded these shares at $1.00 per share for financial accounting purposes, which is the same price at which the Company sold shares to investors in 2007.

During 2007, the Company sold 110,000 shares of its $.001 par value common stock at $1.00 per share ($110,000).

In April 2007, the Company's President and Chief Operating Officer resigned and returned 1,300,000 shares of common stock previously issued to him. In June 2007, the Company cancelled 325,000 shares previously issued for advisory services which were never fully performed. In August 2007, the Company cancelled 5,000 shares held by a shareholder

In 2008, the Company sold 25,000 shares of its $0.0001 par value common stock to one individual and repurchased 5,000 shares of its common stock from one individual. All shares sold and repurchased were priced at $1.00 per share.

In April 2008, an officer of the Company returned 1,000,000 shares of the Company's common stock due to not being able to provide services to the Company. In addition another 525,000 shares of common stock was returned to the Company by various shareholders.

In 2006 and thereafter when the Company sold common stock to investors, each investor also received three year warrants to purchase an equal number of shares of common stock for a price of $1.50 per share. The following is a summary warrant activity:
                                                            Number
                                                         of Warrants
                                                         -----------
Warrants Outstanding, December 31, 2006                     417,000
   Issuances                                                110,000
   Expirations                                               (5,000)
                                                           --------
Warrants Outstanding, December 31, 2007                     522,000
   Issuances                                                 25,000
   Expirations                                               (5,000)
                                                           --------
Warrants Outstanding, December 31, 2008                     542,000
                                                           ========

The remaining 412,000 warrants issued in 2006 will expire in calendar year 2009. The warrants issued in 2007 will expire in 2010, and the warrants issued in 2008 will expire in 2011.

                        EARTH ENERGY RESERVES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2008 AND 2007

NOTE 7: STOCK OPTION PLAN

On May 1, 2005, the Board of Directors adopted the Company's 2005 non-statutory stock option plan ("Plan") whereby the Company reserved
5,000,000 of its authorized but un-issued common stock for issuance under the Plan. As of December 31, 2008 and 2007, no stock options have been granted under the Plan.

NOTE 8:	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through September 30, 2010, the date which the financial statements were available to be issued.

In 2009 the Company sold 45,000 shares of its $0.0001 par value common stock to three individuals. All shares sold were priced at $1.00 per share.

During the six month period ended June 30, 2010, the Company had the following stock transactions:

   - Issued 101,982 shares of the Company's Common Stock in settlement of accrued compensation of $75,000 plus accrued interest of $26,982.

   - Issued 138,191 shares of the Company's Series A Preferred Stock in settlement of outstanding related party debt of $129,411 plus accrued interest of $8,780. The shares were issued to the Company's majority shareholder and an entity which is one hundred percent (100%) owned by the majority shareholder. The Series A preferred shares are redeemable at the option of the Company at $1.00 per share.

   - The Company repurchased and retired 15,000 shares of its Series A Preferred Stock. The preferred shares were purchased at $1.00 per share.

   - The Company issued 25,000 of its Series 1 units for office rent valued at $1.00 per unit ($25,000). Each unit consists of one common share and one warrant to purchase one common share at an exercise price of $1.50 per common share.

   - In order to raise additional capital in 2010, the Company sold 1,466,000 Series 1 units at $1 per unit to accredited investors. Each unit consisted of one common share and one warrant to purchase one common share at an exercise price of $1.50 per common share. The warrants were immediately exercisable for a term of three years.

   - As of June 30, 2010, the Company had recorded proceeds of $501,000 from stock sales and recorded another $965,000 in common stock subscriptions. Cash proceeds from the common stock subscriptions were received by the Company subsequent to year end.

                        EARTH ENERGY RESERVES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2008 AND 2007

The following is a summary of significant events affecting the Company subsequent to June 30, 2010:

   - Subject to shareholder approval, the Company entered into a quasi-reorganization (also referred to as a corporate adjustment) effective July 1, 2010. Upon shareholder approval of the quasi-reorganization all losses were charged to retained deficit and eliminated against additional paid-in capital. A quasi-reorganization requires that retained earnings be dated for ten years after the quasi-reorganization takes place.

The following is an example of the effect of a quasi-reorganization of the Company if the quasi-reorganization had occurred on June 30, 2010:

										         Subsequent
					    Prior to Quasi-                     to Quasi-
                                  Reorganization      Adjustment   Reorganization
                                  ---------------     ----------   --------------
Series A Preferred Stock           $          12      $          -   $          12
Common Stock                               1,106                 -           1,106
Additional Paid-In Capital             7,248,355        (6,058,126)      1,190,229
Retained Deficit                      (6,058,126)        6,058,126               -
Retained Earnings - Since
  Quasi-Reorganization
  of June 30, 2010                             -                 -               -
                                   -------------      ------------   -------------
Total Stockholders' Equity         $   1,191,347      $          -   $   1,191,347
                                   =============      ============   =============

   - On August 1, 2010, the Company changed its year end from a calendar year end to a fiscal year end of June 30.

   - Effective on July 1, 2010 the Company entered into an employment agreement with its new President and Chief Executive Officer. The employment agreement has a four year term and provides the following:
1. Base annual salary of $260,000 plus potential incentives to be determined in the future.
2. A grant of nonqualified incentive stock options to purchase 1,000,000 shares of the Company's common stock at an exercise price of $1 per share. 100,000 options vest immediately and 100,000 of the options vests on January 1, 2011, and each January 1 thereafter until all such incentive options are vested. Options fully vest on the date of his termination if not vested before.
3. A grant of 4,000,000 restricted shares of the Company's common stock at a purchase price of $400 subject to certain vesting and termination restrictions.

                        EARTH ENERGY RESERVES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2008 AND 2007

   - Effective July 1, 2010, the Company entered into an Offer of Employment letter with its Executive Vice President and Chief Financial Officer. The Offer of Employment letter was signed and accepted on July 31, 2010. The Offer of Employment letter provides for the following:
1. Beginning base salary of $125,000 per year until the Company has successfully raised $5 million in capital, at which time the salary will be raised to $175,000.
2. An initial grant of 2,000,000 shares of restricted Company common stock to vest over a four year period.
3. A grant of stock options for 75,000 shares of Company common stock with an exercise price of $1.00 expiring in ten years.
Options vest quarterly over three years of service.

   - Effective July 1, 2010, the Company entered into an Offer of Employment letter with the Vice President of Administration. The Offer of Employment letter was signed and accepted on September 14, 2010. The Offer of Employment provides for an annual salary of $120,000, 50,000 stock options, and a grant of 200,000 shares of the Company's restricted common shares to be earned over a two year vesting schedule. Stock options have a ten year expiration, a $1.00 exercise price, and a three year vesting schedule.

   - Effective July 1, 2010, the Company granted 75,000 stock options to its Chairman of the Board and 50,000 stock options to a Company Vice President. Stock options have a ten year expiration, a $1.00 exercise price, and a three year vesting schedule.

   - On July 29, 2010, the Company entered into a letter of intent with an energy company to purchase various interests in producing oil and gas leases located in the state of Louisiana. Until the definitive purchase agreement is executed by both companies, either company may terminate the negotiations regarding this proposed transaction, with or without cause. The estimated purchase price is $5,800,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

James E. Hogue, chairman of the board, who was chief executive officer and chief financial officer and, therefore, responsible for all financial and accounting matters during this reporting period has concluded that the disclosure controls and procedures were not effective as of December 31, 2008. These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Earth Energy has not filed its SEC filings since the third quarter of 2008. Management has only recently prepared the required reports for filing. Management intends to implement internal controls to ensure that similar situations do not occur in the future and that required SEC filings will be timely.

Management's Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of James Hogue, chairman of the board, who was chief executive officer and chief financial officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Mr. Hogue has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

Mr. Hogue has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, and concluded that it is not effective for the reasons discussed above.

This annual report does not include an attestation report of the registrant's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the registrant's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management's report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting:

James Hogue, chairman of the board, who was chief executive officer and chief financial officer has evaluated changes in our internal controls over financial reporting that occurred during the period ended December 31, 2008. Based on that evaluation, Mr. Hogue, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations:

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.


ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

 Our management consists of:
Name                               Title                   Term
----                               -----                   ----
James E. Hogue, age 73      Chairman of the Board        Inception
                                                         to present
                            Chief Executive Officer,
                             Controller, Chief          Inception to
                              Financial Officer        June 30, 2010
James R. Phillips, age 62  Vice President, Secretary/   Inception to
                             Treasurer and Director        present

Steven A. Kranker, age 49  Chief Executive Officer,     July 1, 2010
                             President and Director      to present

W.A. Sikora, age 73        Executive Vice President,
                            Chief Financial Officer     July 1, 2010
                                 and Director            to present

Doyle Pennington, age 65     V.P. of Administration
                             and Investor Relations     July 1, 2010
                                  and Director           to present

James E. Hogue, Chairman and President

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

James R. Phillips, Jr., Vice President, Secretary, Treasurer and
Director

Mr. Phillips has served as vice president, secretary, treasurer and director of Earth Energy since March 2005. From 1993 to 2004, Mr. Phillips was a financial consultant, registered investment advisor of E.F. Hutton and Raymond James and Associates, Inc., Waco, Texas.

Mr. Phillips graduated from Texas Tech University in 1970 with a
Bachelor of Business Administration in Finance & Banking.

Steven A. Kranker, Chief Executive Officer, President and Director

Mr. Kranker has over 25 years of broad oil and gas experience with major and large independent E&P companies in roles of increasing responsibility. Prior to joining EER, he served as the Corporate Engineering Manager for Forest Oil Corp., with expertise in acquisition and divestiture evaluation, petroleum property optimization and valuation studies, SEC reserve reporting and associated bank credit facilities. Mr. Kranker was responsible for the oil and gas reserves and economic evaluations in $4 billion in acquisition transactions and $3 billion in divestitures during the past five years, with recent emphasis on the assessment of horizontal drilling in unconventional gas plays. Previous service includes Senior Reservoir Engineer in numerous locations with exposure to a variety of petroleum reservoirs with Brunei Shell Petroleum, Arco Alaska, Maxus Exploration, Conoco and Shell. He holds a Bachelor of Science degree in Petroleum Engineering from the Colorado School of Mines.

W. A. Sikora, Executive Vice President, Chief Financial Officer,
Director

Mr. Sikora was recently named Executive Vice President and CFO, bringing to EER over 40 years experience in corporate finance, governance, compliance and financial analysis, reporting and accounting for numerous public and private companies with a primary emphasis in the energy industry. Prior to joining EER, Mr. Sikora operated for over 22 years a successful individual consulting practice providing business, financial and governance advisory services to corporate executive managements, primarily in Denver and Houston. Previously, Mr. Sikora served as Executive Vice President of TransMontaigne, Inc.; CEO and President of Lucas Energy, Inc.; a Director and Chairman of the Audit Committee of Appleton Papers, Inc.; and a Director of and advisor to several other public companies. He was Founder and Co-Managing Partner of Hein + Sikora CPA's (now Hein & Associates LLP); Partner with Touche Ross & Co. (now Deloitte & Touche LLP); Partner with Peat, Marwick, Mitchell & Co. (now KPMG LLP); and a Senior Manager with Arthur Andersen & Co. He also founded and was Managing Partner of Audit Committee Advisors LP. Mr. Sikora holds a BS degree in Accounting from the University of Colorado.

Doyle Pennington, Vice President of Administration and Investor
Relations and Director

Mr. Pennington specializes in strategic planning and management of domestic and international special projects for non-profit organizations. He has worked for agencies of the Southern Baptist Convention and other non-profit organizations including the Religious Heritage of America Foundation, Mission America Coalition, the Consortium for Global Education, the International Evangelism Association, Touch the World Ministries, Global Resources Ministries, and the National Christian Foundation. Mr. Pennington has established mission funds to ten state conventions and has managed and coordinated numerous projects and special events for various agencies of the Southern Baptist Convention. He has been a hotel owner-operator of Holiday Inns and apartment complexes, and has developed, owned and managed commercial real estate properties for many years. Mr. Pennington holds a BBA from the University of Mississippi.

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

Stock Option Plan

On May 1, 2005, the board of directors adopted Earth Energy 2005 non-statutory stock option plan whereby Earth Energy reserved 5,000,000 of its authorized but un-issued common stock for issuance under the Plan. As of December 31, 2008, no stock options were granted under the Plan.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the registrant must file a Form 4 reporting the acquisition or disposition of registrant's equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply. Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the registrant's fiscal year. Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder. To our knowledge, based solely on a review of the copies of these reports furnished to it, the officers, directors, and greater than 10% beneficial owners have not complied with applicable Section 16(a) filing requirements during the year ended December 31, 2008.

Code of Ethics Policy

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance

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

Indemnification

The registrant shall indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of Nevada, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he is or was a director or officer of the registrant, or served any other enterprise as director, officer or employee at the request of the registrant. The board of directors, in its discretion, shall have the power on behalf of the registrant to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was an employee of the registrant.

Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers and controlling persons of the registrant, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceedings) is asserted by such director, officer, or controlling person in connection with any securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issues.

INDEMNIFICATION OF OFFICERS OR PERSONS CONTROLLING THE REGISTRANT FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, IS HELD TO BE AGAINST PUBLIC POLICY BY THE SECURITIES AND EXCHANGE COMMISSION AND IS THEREFORE UNENFORCEABLE.

ITEM 11. EXECUTIVE COMPENSATION

As of December 31, 2008, no officer, director or employee had received any cash compensation, and no director, officer or employee had a contract or commitment to receive annual compensation in excess of $100,000.

Employment Agreement for Steven A. Kranker
In July 2010, we entered into an employment agreement with Mr. Steven A. Kranker, our president and chief executive officer. Mr. Kranker's employment agreement is a four year term and provides that he will receive:

(1) $260,000 per annum base salary (which amount may be increased or decreased under certain circumstances), plus bonus payments or incentive compensation as may be determined from time to time by our board of directors;

(2) a grant of incentive stock options to purchase 1,000,000 shares of our common stock, at an exercise price of $1.00 per share. 100,000 of the options vested on the date of the agreement, and 100,000 of the options will vest on January 1, 2011 and each January 1 thereafter until all such incentive stock options are fully vested. If any incentive stock options have not vested and Mr. Kranker ceases to be employed by us, the unvested options will become nonqualified stock options and will fully vest on the date of such termination;

(3) 4,000,000 Earth Energy common shares, fully paid and nonassessable, for a purchase price of $400, payable in cash at the time of issue, which restricted shares shall remain unvested and subject to forfeiture upon termination of Mr. Kranker's employment unless one of the following events occurs prior to such termination:

(a) Mr. Kranker continues to be employed by us on February 1, 2013, in which event 665,000 shares will vest on that date and become nonforfeitable, with the remaining shares vesting in equal installments of 667,000 shares on the first day of every third month thereafter so long as Mr. Kranker continues to be employed by us; or

(b) Our common shares are traded on a national stock exchange and the average reported closing price of our common shares on the principal stock exchange or other market is $5.00 or more for 20 consecutive trading days, in which event (i) 50% of the shares will become vested and nonforfeitable on that date, and (ii) the remaining 50% of the shares will become vested and nonforfeitable on the January 1 immediately following the date on which the first 50% of the shares vested. Upon Mr. Kranker's termination or demotion coincident with a change of control, all unvested shares shall immediate become vested and nonforeitable.

Effective July 1, 2010, the Company entered into an offer of employment letter with its Executive Vice President and Chief Financial Officer.

The offer of employment letter provides for the following:
1. Beginning base salary of $125,000 per year until the Company has successfully raised $5 million in capital, at which time the salary will be raised to $175.000.
2. An initial grant of 2,000,000 shares of restricted Company common stock to vest over a four year period.
3. A grant of stock options for 75,000 shares of Company stock with an exercise price of $1.00 expiring in ten years. Options vest quarterly over three years of service.

Effective July 1, 2010, the Company entered into an offer of employment letter with its Chairman of the Board. The terms of the offer of employment letter provide for an annual salary of $175,000 and a grant of 75,000 stock options. Stock options have a 10 year expiration, a $1.00 exercise price, and a 3 year vesting schedule.

Effective July 1, 2010, the Company entered into an offer of employment letter with the Vice President of Administration. The offer of employment letter provides for an annual salary of $120,000, 50,000 stock options, and a grant of 200,000 shares of the Company's restricted common shares to be earned over a 2 year vesting schedule. Stock options have a 10 year expiration, a $1.00 exercise price, and a 3 year vesting schedule.

Board of Directors Compensation. Currently board members receive no special compensation for meetings or time incurred. Director liability insurance may be provided to all members of the board of directors.

Outstanding Equity Awards
The following table sets forth the outstanding stock options to the registrant's officers and directors:

Option Awards
In July 2010, we issued incentive stock options to purchase 1,250,000 common shares to our officers and directors.

Outstanding Equity Awards at September 30, 2010

                     Number of            Number of
                     Securities           Securities
                     Underlying           Underlying
                     Unexercised          Unexercised       Option         Option
                       Options/            Options/         Exercise     Expiration
Name                 Exercisable          Unexercisable      Price          Date
----                 -----------          -------------     --------     ----------
James E. Hogue           75,000                     -        1.00            -
James Phillips           50,000                     -        1.00            -
Steven A. Kranker     1,000,000                              1.00           (1)
W.A. Sikora              75,000                     -        1.00
Doyle Pennington         50,000                              1.00

 (1)100,000 of the options vested on date of agreement and 100,000 of the options will vest on January 1, 2011 and each January 1 thereafter until all options are vested.

The registrant does not compensate its directors for their services as such. The registrant reimburses the directors for their reasonable out-of pocket expenses for attending meetings of the board of directors.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

 The following table sets forth certain information regarding the beneficial ownership of common shares as of September 30, 2010 by: (i) each current director and nominee for director; (ii) all executive officers and current directors of Earth Energy as a group; and (iii) all stockholders known by Earth Energy to be beneficial owners of more than five percent of the outstanding common shares or preferred shares. The information in this table is based solely on a review by Earth Energy of its capital stock transfer records and on publicly available filings made with the SEC by or on behalf of the stockholders listed below, and is based on 11,059,982 outstanding common shares.

Name and Address of           Number of Shares
Beneficial Owner           Beneficially Owned       Percent of Class
James E. Hogue
671 Heinz Parkway
Estes Park, CO 80517          4,000,000                   36.2%

James R. Phillips
6801 Sanger Avenue
Suite 101
Waco, TX 76710                1,540,000                   13.9%

W.A. Sikora(1)
9595 Doliver Drive
Houston, TX 77063                     0                    0.0%

Steven Kranker(2)
621 17th Street
Denver, CO 80293                      0                    0.0%

Doyle Pennington(3)
2850 Wildwood Lane
Estes Park, CO 80517            101,000                     .9%

Officers and Directors
as a group (5 members)        5,641,000                   51.0%

(1)In July 2010, Earth Energy authorized a restricted stock grant to Mr. Sikora of 2,000,000 common shares subject to vesting terms over a four year period and forfeiture in the even of certain employment termination conditions.

(2)In July 2010, Earth Energy authorized a restricted stock grant to Mr. Kranker of 4,000,000 common shares subject to vesting terms over a four year period and forfeiture in the even of certain employment termination conditions.
 (3)In July 2010, Earth Energy authorized a restricted stock grant to Mr. Pennington of 200,000 common shares subject to vesting terms over a four year period and forfeiture in the even of certain employment termination conditions.

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

Warrants. There are 1,586,000 warrants issued and outstanding at June 30, 2010, held by approximately 100 warrant holders. The warrants enable holders to purchase common stock at $1.50 per share at any time prior to expiration 35,000 warrants expire in 2010, 25,000 warrants expire in 2011, 45,000 warrants expire in 2012; and 1,481,000 warrants expire in 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In April 2007, John Malone, Earth Energy's president and chief operating officer, resigned and returned 1,300,000 shares of common stock previously issued to him.

The note payable to a related party represents amounts paid by the related party for general and administrative expenses. The note is due on demand and bears interest at the rate of eight percent calculated on the average outstanding monthly balance.

The detail of the activity in the note payable to related party is as follows:

                                          2008           2007
                                          ----           ----
Balance, beginning of period             $60,873       $44,700
General and administrative expenses
  advanced
    Management fees                       12,000        12,000
                                         -------       -------
      Total general and administrative
        Expenses                          12,000        12,000
Interest expense                           5,350         4,173
                                         -------       -------

Total change during period                17,350        16,173
                                         -------       -------
Balance, end of period                   $78,223       $60,873

The advance from the major shareholder represents cash advanced to the Company from the major shareholder of the Company. The advance is due on demand and interest was accrued on the $32,450 balance at eight per cent beginning in 2008.

Director Independence

Earth Energy's board of directors consists of James Hogue, James
Phillips, Steven Kranker, W.A. Sikora and Doyle Pennington. None of the directors are independent as such term is defined by a national securities exchange or an inter-dealer quotation system. For the year ended December 31, 2008, there were no transactions with related persons other than as described in the section above entitled "Item 11.
Executive Compensation".


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of approximately $27,293 and $17,061 respectively, from Killman, Murrell & Company, PC for the 2008 and 2007 fiscal years. Such fees included work completed for our annual audits and for the review of our financial statements included in our Form 10-Q.

Tax Fees. We did not incur any aggregate tax fees and expenses from Killman, Murrell & Company, PC for the 2008 and 2007 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Killman, Murrell & Company, PC during fiscal 2008 and 2007.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years 2008 and 2007 were approved by the board of directors pursuant to its policies and procedures. We intend to continue using Killman, Murrell & Company, PC solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2008 and 2007
Statements of Operations for the years ended December 31, 2008 and 2007 Statements of Stockholders' Equity for the years ended December 31, 2008 and 2007
Statements of Cash Flows for the years ended December 31, 2008 and 2007 Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:
None

(a)(3) Exhibits

The following of exhibits are filed with this report:

(31) 302 certification

(32) 906 certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Earth Energy has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    September 30, 2010

Earth Energy Reserves, Inc.

/s/Steven A. Kranker
------------------------------
By: Steven A. Kranker, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Earth Energy and in the capacities and on the dates indicated.

/s/James E. Hogue             Chairman of the Board             9/30/10
------------------------
James E. Hogue(1)

/s/Steven A. Kranker         Chief Executive Officer            9/30/10
------------------------          Director
Steven A. Kranker(2)

/s/W.A. Sikora               Chief Financial Officer            9/30/10
------------------------          Director
W.A. Sikora(2)

/s/James R. Phillips, Jr.     Vice President, Secretary         9/30/10
------------------------        Treasurer and Director
James R. Phillips, Jr.

 (1)Mr. Hogue was Chief Executive Officer and Chief Financial Officer during this reporting period.
(2)Appointed officers of Earth Energy Reserves effective July 1, 2010