Form 10-K
period 2009-12-31
Earth Energy Reserves, Inc.
filed 2010-09-30
CIK 1327557

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

 [X] 15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of September 30, 2010 was 11,059,982 shares of its $.0001 par value common stock.

No documents are incorporated into the text by reference.

EARTH ENERGY RESERVES, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2009
 Table of Contents

Part I

ITEM 1.  BUSINESS                                                   4
ITEM 1A. RISK FACTORS                                               8
ITEM 1B. UNRESOLVED STAFF COMMENTS                                  8
ITEM 2.  PROPERTIES                                                 8
ITEM 3.  LEGAL PROCEEDINGS                                          8
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        8

Part II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS                                      9
ITEM 6.  SELECTED FINANCIAL DATA                                    9
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                      9
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK                                                    12
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               12
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                     29
ITEM 9A. CONTROLS AND PROCEDURES                                   29
ITEM 9B.  OTHER INFORMATION                                        30

Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL
           PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH
           SECTION 16(a) OF THE EXCHANGE ACT                       31
ITEM 11.  EXECUTIVE COMPENSATION                                   35
ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDERS MATTERS             37
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
           DIRECTOR INDEPENDENCE                                   38
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES                   39

Part IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES                  40

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the last quarter of the fiscal year ended December 31, 2009, no matters were submitted to a vote of the registrant's security holders, through the solicitation of proxies.

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

d) Securities authorized for issuance under equity compensation plans. Not applicable.

e)  Performance graph.  Not applicable.

f) Sale of unregistered securities. In 2009, the registrant sold 45,000 common shares to three individuals. All common shares sold were priced at $1.00 per common share. These sales were made pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

    Item 5(b)  Use of Proceeds.  Not applicable.

    Item 5(c)  Purchases of Equity Securities by the issuer and
affiliated purchasers.   None.

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

Investing Activities. For the year ended December 31, 2009, Earth Energy did not pursue any investing activities.

For the year ended December 13, 2008, Earth Energy sold oil and gas leases of $63,202 resulting in net cash flows provided by investing activities of $63,202.

Financing Activities. During the year ended December 31, 2009, Earth Energy sold common stock for cash of $45,000 resulting in net cash provided by financing activities of $45,000.

During the year ended December 31, 2008, Earth Energy repurchased common stock for $5,000 and sold common stock for $25,000. As a result, Earth Energy had net cash used by financing activities of $20,000.

Results of Operations. Earth Energy has not had any material revenue since inception. All expenses have been paid by the majority shareholder or a related party owned by the majority shareholder.

For the year ended December 31, 2009, Earth Energy did not earn any
revenues.    For the year ended December 31, 2008, Earth Energy earned
revenues of $3,592. General and administrative expenses for the year ended December 31, 2009 consisted mainly of travel of $33,000, management fees of $12,000 and consulting fees of $41,000. General and administrative expenses decreased from $150,577 for the year ended December 31, 2008 to $95,700 for the year ended December 31, 2009. The decrease in general and administrative expenses was due mainly to a significant reduction in business activities.

Interest expense increased slightly from $16,939 for the year ended December 31, 2008 to $18,332 for the year ended December 31, 2009. The increase of $1,393 was due to interest expense payable to a related party and majority shareholder.

Earth Energy, together with its new management group, is presently in the process of raising additional equity capital which effort, if successful, will be used to partially finance its contemplated future gas and oil business activities.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EARTH ENERGY RESERVES, INC.
Index to the Financial Statements


Report of Independent Registered Public Accounting Firm        13
Financial Statements of Earth Energy Reserves, Inc.:
  Balance Sheets as of December 31, 2009 and 2008              14
  Statements of Operations For the Years
    Ended December 31, 2009 and 2008                           15
  Statements of Stockholders' Equity (Deficit) For
    the Years Ended December 31, 2009 and 2008                 16
  Statements of Cash Flows For the Years Ended
    December 31, 2009 and 2008                                 17
  Notes to Financial Statements                                19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Earth Energy Reserves, Inc.
Estes Park, Colorado

We have audited the accompanying balance sheets of Earth Energy Reserves, Inc. as of December 31, 2009 and 2008, and the related statements of operations, changes of stockholders' deficit, and cash flows for the years then ended. Earth Energy Reserves, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Earth Energy Reserves, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated minimal revenues from operations, has substantial accumulated deficit and working capital deficiency and this raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The 2009 and 2008 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Killman, Murrell & Company, P.C.
Killman, Murrell & Company, P.C.
Odessa, Texas
September 30, 2010

                           EARTH ENERGY RESERVES, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2009 AND 2008

                                    ASSETS

                                            2009              2008
                                            ----              ----
CURRENT ASSETS
  Cash                                   $      940        $    8,394
                                         ----------        ----------
      TOTAL CURRENT ASSETS                      940             8,394
                                         ----------        ----------
      TOTAL ASSETS                       $      940        $    8,394
                                         ==========        ==========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Compensation Payable                   $   75,000        $   75,000
  Note Payable, Related Party                96,960            78,223
  Advances from Majority Shareholder         32,450            32,450
  Accrued Expenses                           62,134            30,893
  Accrued Interest                           24,732            15,732
  Accrued Interest, Majority Shareholder      5,192             2,596
                                         ----------        ----------
      TOTAL CURRENT LIABILITIES             296,468           234,894
                                         ----------        ----------
STOCKHOLDERS' DEFICIT
  Series A Preferred Stock, $.0001 Par
   Value, Authorized 10,000,000 Shares,
   None Issued                                   --                --
  Common Stock, $.0001 Par Value,
   Authorized 90,000,000 Shares, Issued
   and Outstanding 9,467,000 and 9,422,000
   in 2009 and 2008, respectively               947               942
  Additional Paid-in Capital              5,547,353         5,502,358
  Retained Deficit                       (5,843,828)       (5,729,800)
                                         ----------        ----------
      TOTAL STOCKHOLDERS' DEFICIT          (295,528)         (226,500)
                                         ----------        ----------
      TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT             $      940        $    8,394
                                         ==========        ==========

                 The accompanying notes are an integral
                  part of these financial statements.

                       EARTH ENERGY RESERVES, INC.
                        STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2009 AND 2008

                                            2009              2008
                                            ----              ----
INCOME
  Oil and Gas Income                     $       --       $    3,592
                                         ----------       ----------
EXPENSES
  Production Taxes                               --              143
  General and Administrative Expenses        95,696          150,577
                                         ----------       ----------
  Total Operating Expenses                   95,696          150,720
                                         ----------       ----------
NET OPERATING LOSS                          (95,696)        (147,128)
                                         ----------       ----------
OTHER INCOME (EXPENSE)
  Impairment Loss on Unproved Property           --          (53,747)
  Loss on Sale of Proved Property	             --           (9,948)
  Interest Expense                          (18,332)         (16,939)
                                         ----------       ----------
LOSS BEFORE INCOME TAXES                   (114,028)        (227,762)
                                         ----------       ----------
INCOME TAXES                                     --               --
                                         ----------       ----------
NET LOSS                                 $ (114,028)      $ (227,762)
                                         ----------       ----------
BASIC AND DILUTED LOSS
 PER SHARE                               $    (0.01)      $    (0.02)
                                         ==========       ==========
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES OUTSTANDING -
 BASIC AND DILUTED                        9,456,000       10,051,000
                                         ==========       ==========

                 The accompanying notes are an integral
                  part of these financial statements.

EARTH ENERGY RESERVES, INC.
STATEMENTS CHANGES IN STOCKHOLDERS' DEFICIT
Years ended December 31, 2009 and 2008

                                                    Additional
                                Common Stock           Paid-      Retained
                            Shares       Amount     In Capital    (Deficit)    Total
                          ----------   ----------   ----------   ----------  ---------
BALANCE, December 31,
  2007                    10,927,000  $   1,093    $5,482,207   $(5,502,038)  $(18,738)

  Stock Re-purchase           (5,000)        (1)       (4,999)           -      (5,000)
  Sale of Common Stock        25,000          2        24,998            -      25,000
  Common Stock returned to
    the Company           (1,525,000)      (125)          152            -           -
  Net Loss                         -          -             -     (227,762)   (227,762)
                          ----------  ---------   -----------   ----------  ----------
BALANCE, December 31,
  2008                     9,422,000        942   $5,502,358  $(5,729,800) $ (226,500)

  Sale of Common Stock        45,000          5       44,995            -      45,000
  Net Loss                         -          -            -      (93,339)   (114,028)
                          ----------  ---------   ----------   ----------  ----------
BALANCE, December 31,
  2009                     9,467,000  $     947   $5,547,353  $(5,823,139) $ (295,528)
                          ==========  =========   ==========  ===========  ==========

The accompanying notes are an integral part of these financial statements.

                     EARTH ENERGY RESERVES, INC.
                      STATEMENTS OF CASH FLOWS
               YEARS ENDED DECEMBER 31, 2009 AND 2008

                                                2009              2008
                                                ----              ----
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net Loss                                    $ (114,028)     $ (227,762)
Adjustments to Reconcile Net Loss
 to Net Cash used by Operating  Activities
  Interest Expense - Related Party               6,737           5,350
  Interest Expense - Majority Shareholder        2,596           2,596
  Interest Expense - Compensation Payable        9,000           9,000
  Impairment of Unproved Property                   --          53,747
  Loss on Sale of Proved Property                   --           9,948
Changes in Operating Assets and Liabilities
  Accounts Receivable                               --           2,204
  Accrued Expenses                              31,241          13,020
  Advance from Related Party                    12,000          12,000
                                            ----------      ----------
      NET CASH (USED IN)
       OPERATING ACTIVIES                      (52,454)       (119,897)
                                            ----------      ----------
CASH FLOWS FROM
 INVESTING ACTIVITIES
  Proceeds from Sale of Proved Property             --          63,202
                                            ----------      ----------
      NET CASH PROVIDED BY
       INVESTING ACTIVITIES                         --          63,202
                                            ----------      ----------
CASH FLOWS FROM
 FINANCING ACTIVITIES
  Repurchase of Common Stock                        --          (5,000)
  Sale of Common Stock                          45,000          25,000
                                            ----------      ----------
      NET CASH PROVIDED BY
       FINANCING ACTIVITIES                     45,000          20,000
                                            ----------      ----------
NET (DECREASE) IN CASH                          (7,454)        (36,695)

CASH AT BEGINNING OF YEAR                        8,394          45,089
                                            ----------      ----------
CASH AT END OF YEAR                         $      940      $    8,394
                                            ==========      ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash Paid During the Year for:
    Interest                                $       --      $       --
                                            ==========      ==========
    Income Taxes                            $       --      $       --
                                            ==========      ==========
NON-CASH INVESTING AND FINANCING ACTIVITIES
  Common Stock Par Value                    $       --      $     (152)
  Additional Paid-in-Capital                        --             152
                                            ----------      ----------

                                            $       --      $       --
                                            ==========      ==========

                   The accompanying notes are an integral
                    part of the financial statements.

                    EARTH ENERGY RESERVES, INC.
                   NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2009 AND 2008

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

A related company owned by the major shareholder and the major shareholder of the Company, have managed and financed the Company since inception.

Purpose

In July 2007, the management of the Company made the decision to concentrate its efforts to enter the oil and gas industry. The Company intends to become an independent oil and natural gas company engaged in the acquisition, drilling and production of oil and gas, with areas of interest primarily in Texas, Oklahoma, Louisiana, Montana, and Wyoming. In 2007 the company purchased two oil and gas leases and recognized its first oil revenues in November 2007. In 2008 these leases were either sold or impaired.

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

                    EARTH ENERGY RESERVES, INC.
                   NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2009 AND 2008

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. Actual results could vary from the estimates used.

Net Loss Per Common Share

Diluted net (loss) earnings per share reflects the potential dilution of securities by adding common stock equivalents, including warrants in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities have been excluded from the computation, as their effect is anti-dilutive for the years ended December 31, 2009 and 2008.

Cash and Cash Equivalents

The Company considers any highly liquid investments with maturities of three months or less on the date of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash, compensation payables, advances from shareholder and notes payables approximate fair values at December 31, 2009 and 2008.

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

                    EARTH ENERGY RESERVES, INC.
                   NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2009 AND 2008

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

Impairment of Long-Lived Assets

The Company adheres to guidance under ASC 360 in accounting for the
impairment or disposal of long-lived assets.   The guidance evaluates
the carrying value of its oil and gas leases and equipment whenever a change in circumstances indicates that the carrying value may not be recoverable from the undiscounted future cash flows. If an impairment exists, the net book values are reduced to fair values as warranted. During 2008, the Company recorded an impairment charge of $53,747 to write down the value of an undeveloped oil and gas lease.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements." This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Accounting Standards Codification ("ASC")
820. ASU 2010-06 amends ASC 820 to now require: (1) a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances,

                    EARTH ENERGY RESERVES, INC.
                   NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2009 AND 2008

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

and settlements. In addition, ASU 2010-06 clarifies the requirements of existing disclosures. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company will comply with the additional disclosures required by this guidance upon its adoption in January 2010.

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

In August 2009, the FASB issued ASU No. 2009-05, "Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value," related to fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value using one or more valuation techniques. This guidance is effective for the first reporting period beginning after issuance

In April 2009, the FASB updated its guidance under ASC 820, "Fair Value Measurements and Disclosures," related to estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying circumstances that indicate a transaction is not orderly. The guidance was effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance did not have any impact on the Company's results of operations.

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

                    EARTH ENERGY RESERVES, INC.
                   NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2009 AND 2008

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Recent Accounting Pronouncements - (continued)

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

In the opinion of management, these topics have no impact on the financial statements of the Company.

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

NOTE 3: LEON RIVER ENERGY AND WALKER CREEK UNIT LEASEHOLDS

As of December 31, 2007, the Company owned a 26.37% working interest and a 19.78% net revenue interest in the Leon River Energy leasehold and a 20% interest in the Walker Creek Unit leasehold for a total of $126,897.

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

                    EARTH ENERGY RESERVES, INC.
                   NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2009 AND 2008

NOTE 4: NOTE PAYABLE, RELATED PARTY

The note payable to a related party represents amounts paid by the related party for general and administrative expenses. The note is due on demand and bears interest at the rate of eight percent calculated on the average outstanding monthly balance.

The detail of the activity in the note payable to related party is as follows:

                                          2008           2007
                                          ----           ----
Balance, beginning of the year          $  78,233      $  60,873
General and administrative expenses
 advanced
  Management fees                          12,000         12,000
                                        ---------      ---------
      Total general and administrative
       expenses                            12,000         12,000
Interest expense                            6,727          5,350
                                        ---------      ---------
Total change during the year               18,727         17,350
                                        ---------      ---------
      Balance, end of the year          $  96,960      $  78,223

The advance from the major shareholder represents cash advanced to the Company from the major shareholder of the Company. The advance is due on demand and interest was accrued on the $32,450 balance at eight per cent in 2009 and 2008 in the amount of $2,596 and $2,596, respectively.

NOTE 5: FEDERAL INCOME TAXES

Total income tax benefit is less than the amount computed by multiplying the loss before income taxes by the statutory federal income tax rate. The reasons for the difference and the related tax effects for the year ended December 31, 2009 and 2008 are:

                                            2009             2008
                                            ----             ----
Tax Benefit at statutory rates of 34%    $  38,770       $  77,439
Non-deductible expense                          --              --
Change in valuation allowance              (38,770)        (77,439)
                                         ---------       ---------
      Net income tax benefit             $      --       $      --
                                         =========       =========

                    EARTH ENERGY RESERVES, INC.
                   NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2009 AND 2008

NOTE 5: FEDERAL INCOME TAXES - (Continued)

The components of the deferred tax assets are as follows:

                                            2009             2008
                                            ----             ----
Deferred Tax Assets
  Net Operating Loss Carryforward        $ 277,808       $ 239,038
  Other                                     18,274          18,274
                                         ---------       ---------
      Total Deferred Tax Assets		 296,082         257,312
      Less Valuation Allowance            (296,082)       (257,312)
                                         ---------       ---------
                                         $      --       $      --

The Company has no deferred tax liabilities.

At December 31, 2009, the Company had federal income tax net operating loss carryforwards of approximately $817,000 to offset future taxable income, which begins to expire in 2023; therefore, there was no income tax expense or payable as of December 31, 2009.

NOTE 6: STOCK HOLDERS' DEFICIT

In March 2005, the Company amended its charter to provide for 90,000,000 authorized shares of common stock with a par value of $0.0001 and 10,000,000 authorized shares of Series A preferred stock with a par value of $0.0001. The Series A preferred shares are redeemable at the option of the Company at $1.00 per share. At December 31, 2009 and 2008 there were no outstanding shares of preferred stock.

In 2008 the Company sold 25,000 shares of its $0.0001 par value common stock to one individual and repurchased 5,000 shares of its common stock from one individual. All shares sold and repurchased were priced at $1.00 per share.

In April 2008 an officer of the Company returned 1,000,000 shares of the Company's common stock due to not being able to provide services to the Company. In addition another 525,000 shares of common stock was returned to the Company by various shareholders.

In 2009 the Company sold 45,000 shares of its $0.0001 par value common stock to three individuals. All shares sold were priced at $1.00 per share.

Warrants

In 2006 and thereafter when the Company sold common stock to investors, each investor also received three year warrants to purchase an equal number of shares of common stock for a price of $1.50 per share. The following is a summary of warrant activity:

                    EARTH ENERGY RESERVES, INC.
                   NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2009 AND 2008

NOTE 6: STOCK HOLDERS' DEFICIT - (Continued)

                                                            Number
                                                         of Warrants
                                                         -----------
Warrants Outstanding, December 31, 2007                    522,000
  Issuances                                                 25,000
  Expirations                                               (5,000)
                                                          --------
Warrants Outstanding, December 31, 2008                    542,000
  Issuances                                                 45,000
  Expirations                                             (482,000)
                                                          --------
Warrants Outstanding, December 31, 2009                    105,000
                                                          ========

The 482,000 warrants issued in 2006 expired in calendar year 2009. Warrants issued in 2007 expire in 2010 and warrants issued in 2008 and 2009 expire in 2011 and 2012, respectively.

NOTE 7:  STOCK OPTION PLAN

On May 1, 2005, the Board of Directors adopted the Company's 2005 non-statutory stock option plan ("Plan") whereby the Company reserved
5,000,000 of its authorized but un-issued common stock for issuance under the Plan. As of December 31, 2009 and 2008, no stock options have been granted under the Plan.

NOTE 8:  SUBSEQUENT EVENTS

In May 2009, the FASB issued SFAS No. 165 (ASC 855), subsequent events ('ASC 855"). ASC 855 establishes general standards of accounting for and disclosure of events after the balance sheet date but before financial statements are issued or are available to be issued. The adoption in the fourth quarter of 2009 did not have any material impact on the Company's financial statements. Accordingly, the Company evaluated subsequent events through September 30, 2010, the date the financial statements were issued.

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

                    EARTH ENERGY RESERVES, INC.
                   NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2009 AND 2008

NOTE 8:  SUBSEQUENT EVENTS - (Continued)

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
                                   =============      ============   =============

                    EARTH ENERGY RESERVES, INC.
                   NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2009 AND 2008

NOTE 8:  SUBSEQUENT EVENTS - (Continued)

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

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

James E. Hogue, chairman of the board, who was chief executive officer and chief financial officer and, therefore, responsible for all financial and accounting matters during this reporting period has concluded that the disclosure controls and procedures were not effective as of December 31, 2009. These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Mr. Hogue has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, and concluded that it is not effective for the reasons discussed above.

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

Evaluation of Changes in Internal Control over Financial Reporting:

James Hogue, chairman of the board, who was chief executive officer and chief financial officer has evaluated changes in our internal controls over financial reporting that occurred during the period ended December 31, 2009. Based on that evaluation, Mr. Hogue, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Stock Option Plan

On May 1, 2005, the board of directors adopted Earth Energy 2005 non-statutory stock option plan whereby Earth Energy reserved 5,000,000 of its authorized but un-issued common stock for issuance under the Plan. As of December 31, 2009 and 2008, no stock options were granted under the plan.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the registrant must file a Form 4 reporting the acquisition or disposition of registrant's equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply. Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the registrant's fiscal year. Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder. To our knowledge, based solely on a review of the copies of these reports furnished to it, the officers, directors, and greater than 10% beneficial owners have not complied with applicable Section 16(a) filing requirements during the year ended December 31, 2009.

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

ITEM 11. EXECUTIVE COMPENSATION

As of December 31, 2009, no officer, director or employee had received any cash compensation, and no director, officer or employee had a contract or commitment to receive annual compensation in excess of $100,000.

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The note payable to a related party and major shareholder represents amounts paid by the related party for general and administrative expenses. The note is due on demand and bears interest at the rate of eight percent calculated on the average outstanding monthly balance.

The advance from the major shareholder represents cash advanced to the Company from the major shareholder of the Company. The advance is due on demand and interest was accrued on the $32,450 balance at eight per cent in 2009 and 2008.

The detail of the activity in the note payable to related party is as follows:
                                          2009           2008
                                          ----           ----
Balance, beginning of period             $78,233       $60,873
General and administrative expenses
  advanced
    Management fees                       12,000        12,000
                                         -------       -------
      Total general and administrative
        Expenses                          12,000        12,000
Interest expense                           6,727         5,350
                                         -------       -------

Total change during period                18,727        17,350
                                         -------       -------
Balance, end of period                   $96,960       $78,223
                                         =======       =======

Director Independence

Earth Energy's board of directors consists of James Hogue and James Phillips. None of the directors are independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended December 31, 2009, there were no transactions with related persons other than as described in the section above entitled "Item 11. Executive Compensation".


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of approximately $0 and $27,293 respectively, from Killman, Murrell & Company, PC for the 2009 and 2008 fiscal years. Such fees included work completed for our annual audits and for the review of our financial statements included in our Forms 10-Q.

Tax Fees. We did not incur any aggregate tax fees and expenses from Killman, Murrell & Company, PC for the 2009 and 2008 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Killman, Murrell & Company, PC during fiscal 2009 and 2008.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years 2009 and 2008 were approved by the board of directors pursuant to its policies and procedures.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2009 and 2008
Statements of Operations for the years ended December 31, 2009 and 2008 Statements of Stockholders' Equity for the years ended December 31, 2009 and 2008
Statements of Cash Flows for the years ended December 31, 2009 and 2008 Notes to the Financial Statements

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