Form 10-K
period 2010-06-30
Earth Energy Reserves, Inc.
filed 2010-10-13
CIK 1327557

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

 [X] 15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2010
 OR
 [ ] 15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to

                  Commission file number:       000-51489

                        Earth Energy Reserves, Inc.
        (formerly Asian American Business Development Company)
                            (Exact name of registrant in its charter)


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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that Dale the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days.
Yes [ ] No[x]

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

EARTH ENERGY RESERVES, INC.
Form 10-K
For the Fiscal Year Ended June 30, 2010
Table of Contents

Part I

ITEM 1.  BUSINESS                                                   4
ITEM 1A. RISK FACTORS                                               8
ITEM 1B. UNRESOLVED STAFF COMMENTS                                  8
ITEM 2.  PROPERTIES                                                 8
ITEM 3.  LEGAL PROCEEDINGS                                          8
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        8

Part II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS                                      9
ITEM 6.  SELECTED FINANCIAL DATA                                    9
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                     10
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK                                                    13
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               14
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                     36
ITEM 9A. CONTROLS AND PROCEDURES                                   36
ITEM 9B. OTHER INFORMATION                                         37

Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL
           PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH
           SECTION 16(a) OF THE EXCHANGE ACT                       38
ITEM 11.  EXECUTIVE COMPENSATION                                   42
ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDERS MATTERS             44
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
           DIRECTOR INDEPENDENCE                                   45
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES                   46

Part IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES                  47

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

Planned Property Acquisition. On July 29, 2010, Earth Energy entered into a letter of intent with an energy company to purchase various interests in producing oil and gas leases located in the state of Louisiana. Until the definitive purchase agreement is executed by both companies, either company may terminate the negotiations regarding this proposed transaction, with or without cause. The estimated purchase price is $5,800,000. There can be no assurance that the financing for this proposed transaction can be obtained or that the proposed transaction will be closed.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

For the six months ended June 30, 2010 and during the last quarter of the fiscal year ended December 31, 2009, no matters were submitted to a vote of the registrant's security holders, through the solicitation of proxies.

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

e)  Performance graph.  Not applicable.

f) Sale of unregistered securities. During the six months ended June 30, 2010, Earth Energy engaged in a private placement equity capital raising program to finance the initial costs of executing its business
strategy.   As of June 30, 2010, 1,466,000 Series 1 units, comprised of one share of common stock and one three year warrant to purchase one share of common stock at $1.50 per share were sold. The offering was terminated on June 30, 2010.

These securities were sold pursuant to an exemption from registration under Rule 506, Regulation D of the Securities Act of 1933 to accredited investors.

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

Investing Activities. For the six months ended June 30, 2010 and the year ended December 31, 2009, Earth Energy did not pursue any investing activities.

During the year ended December 31, 2008, Earth Energy sold oil and gas leases of $63,202 resulting in net cash flows provided by investing activities of $63,202.

Financing Activities. During the six months ended June 30, 2010, Earth Energy sold common stock and common stock subscriptions representing a total of 1,466,000 shares; issued 25,000 shares for rent; and repurchased 15,000 shares of preferred stock resulting in net cash provided by financing activities of $471,000 and common stock subscription receivables of $965,000 which were subsequently collected in cash.

During the year ended December 31, 2009, Earth Energy sold 45,000 shares of common stock for $45,000 resulting in net cash provided by financing activities of $45,000.

During the year ended December 31, 2008, Earth Energy sold 25,000 shares of common stock for $25,000 and repurchased 5,000 shares of common stock for $5,000 resulting in aggregate net cash provided by financing activities of $65,000.

Results of Operations. During the six months ended June 30, 2010, Earth Energy engaged in a private placement equity capital raising program to finance the initial costs of executing its business strategy. As of June 30, 2010, 1,466,000 Series 1 units, comprised of one share of common stock and one three year warrant to purchase one share of common stock at $1.50 per share were sold. The offering was terminated on June 30, 2010.

The total net cash proceeds of $1,466,000 received from this equity financing are being used to fund:
   -  geological and geophysical research expenses;
   -  legal, accounting and other professional services;
   -  salaries;
   -  and general and administrative expenses.

These expenses are related to the identification, evaluation and acquisition of CBM natural gas properties for development and on-going capital raising activities.

In addition, $100,000 was used for a deposit related to the planned property acquisition of two Northern Louisiana working interest leaseholds.

Earth Energy has not had any material revenue since its inception. All expenses prior to December 31, 2009 were paid by the majority shareholder or a related party owned by the majority shareholder and from capital raised from private investors in 2007 and 2006.

Total general and administrative expenses of $208,460 were incurred during the six months ended June 30, 2010 relating to the new Earth Energy business strategy, including:
   - $78,000 of legal and professional services,
   - $49,000 of travel,
   - compensation of $30,000,
   - two years advance office rent of $26,000,
   - telephone of $5,000 and
   - other general office and supplies of $20,000.

The 118% increase in these expenses of $113,000 over the prior year ended December 31, 2009 was directly attributable to the increased level of business activity.

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

Earth Energy, together with its new management group, is presently in the process of raising additional capital which effort, if successful, will be used to partially finance its contemplated future gas and oil business activities.

Recent Accounting Pronouncements

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

In the opinion of management, these statements will have no material effect on the financial statements of the registrant.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EARTH ENERGY RESERVES, INC.
Index to the Financial Statements


Report of Independent Registered Public Accounting Firm        15
Financial Statements of Earth Energy Reserves, Inc.:
  Balance Sheets
   June 30, 2010 and December 31, 2009 and 2008                16
  Statements of Operations for the six month period ended
   June 30, 2010 and for the years ended December 31, 2009
   and 2008                                                    17
  Statements of Changes of Stockholders' Equity (Deficit) For
    the six months period ended June 30, 2010 and for the
    years Ended December 31, 2009 and 2008                     18
  Statements of Cash Flows for the six month period ended
    and for the years ended December 31, 2009 and 2008         20
  Notes to Financial Statements                                22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Earth Energy Reserves, Inc.
Estes Park, Colorado

We have audited the accompanying balance sheets of Earth Energy Reserves, Inc. as of June 30, 2010, December 31, 2009 and 2008, and the related statements of operations, changes of stockholders' equity (deficit), and cash flows for the six month period ended June 30, 2010 and the years ended December 31, 2009 and 2008. Earth Energy Reserves, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Earth Energy Reserves, Inc. as of June 30, 2010, December 31, 2009 and 2008, and the results of its operations and its cash flows for the six month period ended June 30, 2010 and the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated minimal revenues from operations, has accumulated deficit and working capital deficiency at December 31, 2009 and 2008, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Killman, Murrell & Company, P.C.
Killman, Murrell & Company, P.C.
Odessa, Texas
October 13, 2010

                       Earth Energy Reserves, Inc.
                             Balance Sheets

                                ASSETS
                                ------
                                                                December 31,
                                             June 30,        -----------------
                                              2010           2009         2008
                                              ----           ----         ----
Current Assets
  Cash                                     $  329,773     $      940    $    8,394
                                           ----------     ----------    ----------
    Total Current Assets                      329,773            940         8,394
                                           ----------     ----------    ----------
    Total Assets                           $  329,773     $      940    $    8,394
                                           ==========     ==========    ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
          ---------------------------------------------
Current Liabilities:
  Compensation Payable                     $        -     $   75,000    $   75,000
  Note Payable, Related Party                       -         96,960        78,223
  Advances from Majority Shareholder                -         32,450        32,450
  Accrued Expenses                            103,426         62,134        30,893
  Accrued Interest                                  -         24,732        15,732
  Accrued Interest - Majority Shareholder           -          5,192         2,596
                                           ----------     ----------    ----------
    Total Current Liabilities                 103,426        296,468       234,894
                                           ----------     ----------    ----------
Stockholders' Equity (Deficit)
  Series A Preferred Stock $.0001 Par
    Value, Authorized 10,000,000 shares,
    123,191 Shares Issued and Outstanding         12              -             -
  Common Stock, $.0001 Par Value,
   Authorized 90,000,000 Shares
   Issued and Outstanding 11,059,982,
   9,467,000 and 9,422,000 Shares in 2010,
   2009 and 2008, respectively                  1,106            947           942
  Additional Paid-In Capital                7,248,355      5,547,353     5,502,358
  Retained Deficit                         (6,058,126)    (5,843,828)   (5,729,800)
                                           ----------     ----------    ----------
                                            1,191,347       (295,528)     (226,500)
  Less Common Stock Subscriptions
   Receivable                                (965,000)             -             -
                                           ----------     ----------    ----------
    Total Stockholders' Equity (Deficit)      226,347       (295,528)     (226,500)
                                           ----------     ----------    ----------
    Total Liabilities and Stockholders'
     Equity (Deficit)                      $  329,773     $      940     $    8,394
                                           ==========     ==========     ==========

               The accompanying notes are an integral
                 part of these financial statements.

                      EARTH ENERGY RESERVES, INC.
                       STATEMENTS OF OPERATIONS

                                          Six Months        Years Ended December 31,
                                            Ended           -----------------------
                                         June 30, 2010      2009               2008
                                         -------------      ----               ----
INCOME
  Oil and Gas Income                    $        -       $        -       $    3,592
                                        ----------       ----------       ----------
EXPENSES
  Production Taxes                               -                -              143
  General and Administrative               208,460           95,696          150,577
                                        ----------       ----------       ----------
  Total Operating Expenses                 208,460           95,696          150,720
                                        ----------       ----------       ----------
NET OPERATING LOSS                        (208,460)         (95,696)        (147,128)

OTHER INCOME (EXPENSE)
  Impairment Loss on Unproved Property           -                -          (53,747)
  Loss on Sale of Proved Property                -                -           (9,948)
  Interest Expense                          (5,838)         (18,332)         (16,939)
                                        ----------       ----------       ----------
LOSS BEFORE INCOME TAXES                  (214,298)        (114,028)        (227,762)
                                        ----------       ----------       ----------
INCOME TAXES                                     -                -                -
                                        ----------       ----------       ----------
NET LOSS                                $ (214,298)      $ (114,028)      $ (227,762)
                                        ----------       ----------       ----------

BASIC AND DILUTED LOSS PER SHARE        $    (0.02)      $    (0.01)      $    (0.02)
                                        ----------       ----------       ----------
WEIGHTED AVERAGE NUMER OF
  COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED                      9,797,000        9,456,000       10,051,000
                                        ==========       ==========       ==========

The accompanying notes are an integral part of these financial statements.

EARTH ENERGY RESERVES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Years ended December 31, 2008 and 2009 and
Six Months ended June 30, 2010

                             Series A Preferred              Common
                          -----------------------   -----------------------
                            Number     Par Value      Number     Par Value
                          ----------   ----------   ----------   ----------
BALANCE, December 31, 2007         -  $       -     10,927,000    $   1,093
  Stock Re-purchase                -          -         (5,000)          (1)
  Sale of Common Shares            -          -         25,000            2
  Common Shares returned to
    the Company                    -          -     (1,525,000)        (152)
  Net Loss                         -          -              -            -
                          ----------  ---------    -----------   ----------
BALANCE, December 31, 2008         -          -      9,422,000          942

  Sale of Common Shares            -          -         45,000            5
  Net Loss                         -          -              -            -
                          ----------  ---------     ----------   ----------
BALANCE, December 31, 2009         -          -      9,467,000          947
  Common Shares Issued
   for Rent                        -          -         25,000            3
  Sale of Common Shares as
   part of Private Placement
   Memorandum, Net of Sales
   Commissions of $15,000          -          -        501,000           49
  Debt Settlement for
   Common Shares                   -          -        101,982           10
  Debt Settlement for
   Preferred Shares          138,191         14              -            -
  Re-purchased and Retired
   Preferred Treasury Shares (15,000)        (2)             -            -
  Common Stock Subscriptions
   Receivable                      -          -        965,000           97
  Net Loss                         -          -              -            -
                          ----------  ---------     ----------   ----------
Balance, June 30, 2010       123,191  $      12     11,059,982   $    1,106
                          ==========  =========     ==========   ==========

The accompanying notes are an integral part of these financial statements.

EARTH ENERGY RESERVES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Years ended December 31, 2009 and 2008 and
Six Months ended June 30, 2010 (Continued)

                                  Additional
                                   Paid-In      Retained
                                   Capital      Deficit      Totals
                                  ----------   ----------  ---------
BALANCE, December 31, 2007       $5,482,207   $(5,502,038) $  (18,738)
  Stock Re-purchase                  (4,999)            -      (5,000)
  Sale of Common Shares              24,998             -      25,000
  Common Shares returned to
    the Company                         152             -           -
  Net Loss                                -      (227,762)   (227,762)
                                 ----------   -----------  ----------
BALANCE, December 31, 2008        5,502,358    (5,729,800)   (226,500)
  Sale of Common Shares              44,995             -      45,000
  Net Loss                                -      (114,028)   (114,028)
                                 ----------   -----------  ----------
BALANCE, December 31, 2009        5,547,353    (5,843,828)   (295,528)
  Common Shares Issued
   for Rent                          24,997             -      25,000
  Sale of Common Shares as
   part of Private Placement
   Memorandum, Net of Sales
   Commissions of $15,000           485,951             -     486,000
  Debt Settlement for
   Common Shares                    101,972             -     101,982
  Debt Settlement for
   Preferred Shares                 138,177             -     138,191
  Re-purchased and Retired
   Preferred Treasury Shares        (14,998)            -     (15,000)
  Common Stock Subscriptions
   Receivable                       964,903             -     965,000
  Net Loss                                -      (214,298)   (214,298)
                                 ----------   -----------  ----------
Balance, June 30, 2010           $7,248,355   $(6,058,126) $1,191,347
                                 ==========   ===========  ==========

The accompanying notes are an integral part of these financial statements.

EARTH ENERGY RESERVES, INC.
STATEMENTS OF CASH FLOWS

                                                 Six Months          Years Ended
                                                   Ended             December 31,
                                                  June 30,        -----------------
                                                   2010           2009         2008
                                                   ----           ----         ----

CASH FLOWS FROM
 OPERATING ACTIVITIES
  Net Loss                                      $(214,298)     $(114,028)   $(227,762)
  Adjustments to Reconcile Net Loss
    to Net Cash Used by Operating
    Activities
      Interest Expense - Related Party              1,939         6,737         5,350
      Interest Expense - Majority Shareholder       1,650         2,596         2,596
      Interest Expense - Compensation Payable       2,250         9,000         9,000
      Impairment of Unproved Property                   -             -        53,747
      Loss on Sale of Proved Property                   -             -         9,948
      Common Shares Issued for Rent                25,000             -             -
  Changes in Operating Assets and Liabilities
    Accounts Receivable                                 -             -         2,204
    Advance from Related Party                          -        12,000        12,000
    Accrued Expenses                               41,292        31,241        13,020
                                               ----------   -----------     ---------
        Net Cash Used By Operating
          Activities                             (142,167)      (52,454)     (119,897)
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from Sale of Proved Property                 -             -        63,202
                                               ----------   -----------     ---------
        Net Cash Provided by
         Investing Activities                           -             -        63,202
                                               ----------   -----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of Common Shares                           486,000        45,000        25,000
  Re-purchase and Retirement of Series A
   Preferred Stock                                (15,000)            -             -
  Re-purchase of Common Shares                          -             -        (5,000)
                                               ----------   -----------     ---------
        Net Cash Provided By
          Financing Activities                    471,000        45,000        20,000
                                               ----------   -----------     ---------
NET INCREASE (DECREASE) IN CASH                   328,833        (7,454)      (36,695)

CASH AT BEGINNING OF PERIOD                           940         8,394        45,089
                                               ----------   -----------     ---------
CASH AT END OF PERIOD                          $  329,773   $       940     $   8,394
                                               ==========   ===========     =========




SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash Paid During the Year for
    Interest                                   $        -   $         -    $        -
                                               ----------   -----------    ----------
    Income taxes                               $        -   $         -    $        -
                                               ----------   -----------    ----------

Non-cash Investing and Financing Activities
  Common Stock Par Value                       $       10   $         -    $     (152)
  Preferred Stock Par Value                            14             -             -
  Additional Paid in Capital                      240,149             -           152
  Notes Payable Related Party                    (129,410)            -             -
  Compensation Payable                            (75,000)            -             -
  Accrued Interest-Related Party                   (8,780)            -             -
  Accrued Interest                                (26,983)            -             -
  Common Stock Subscriptions Receivable          (965,000)            -             -
  Common Shares                                        97             -             -
  Additional Paid in Capital for Sale of
   Stock Subscriptions                            964,903             -             -
                                               ----------   -----------    ----------
                                               $        -   $         -    $        -
                                               ----------   -----------    ----------




The accompany notes are an integral part of these financial statements.

EARTH ENERGY RESERVES, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

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

On August 11, 2010, the Company changed its fiscal year to June 30. These financial statements include the audited financial statements for the years ended December 31, 2009 and 2008, and the six month transition period ended June 30, 2010.

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

Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for annual and transitional financial information and with the instructions to Form 10-K and Article 3 and 3-A of Regulations S-X.

Income Taxes
The Company provides for income taxes by utilizing the asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to effect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

                       EARTH ENERGY RESERVES, INC.
                      NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2010

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

Net Loss Per Common Share
Diluted net (loss) earnings per share reflects the potential dilution of securities by adding common stock equivalents, including warrants in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities have been excluded from the computation, as their effect is anti-dilutive for the six month transition period ended June 30, 2010 and for the years ended December 31, 2009 and 2008.

Cash and Cash Equivalents
The Company considers any highly liquid investments with maturities of three months or less on the date of purchase to be cash equivalents. The Company had no cash equivalents at June 30, 2010.

Concentration of Credit Risk and Fair Value of Financial Instruments The Company maintains cash balances at financial institutions, which at times exceed federally insured amounts. The Company has not experienced any losses in such accounts.

The carrying amounts of financial instruments including cash, compensation payables, advances from shareholder and notes payables approximate fair values at June 30, 2010, December 31, 2009 and 2008.

In 2008, the Company adopted ASC 820 to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.

ASC 820 specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's own assumptions. These three types of inputs have created the following fair value hierarchy:

Level 1   Quoted prices in active markets for identical assets or
liabilities.

                       EARTH ENERGY RESERVES, INC.
                      NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2010

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Concentration of Credit Risk and Fair Value of Financial Instruments -
(continued)

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

The following table summarizes our financial assets and liabilities measured and reported in the Company's statement of financial position at fair value as of June 30, 2010 segregated among the appropriate levels within the fair value hierarchy:

		                      Fair Value Measurements June 30, 2010
                                  -------------------------------------
		               Quoted Prices in
                          Active Markets for  Significant Other      Significant
                           Identical Assets   Observable Inputs  Unobservable Inputs
                               (Level 1)          (Level 2)           (Level 3)
                          ------------------  -----------------  -------------------
Common Stock Issued
  for Rent                  $            -        $   25,000          $        -

The common shares issued for rent expense were priced at $1.00 per share which represented the current selling price of such shares to new investors.

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

                       EARTH ENERGY RESERVES, INC.
                      NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2010

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Oil and Gas Properties(continued)
All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

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

Reclassification
Certain previously reported financial information has been reclassified to conform to the current year's presentation. The impact of such reclassification was not significant to the prior years' overall presentation.

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

                       EARTH ENERGY RESERVES, INC.
                      NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2010

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Recent Accounting Pronouncements (continued) clarifies some existing disclosure requirements about fair value measurement as set forth in Accounting Standards Codification ("ASC")
820. ASU 2010-06 amends ASC 820 to now require: (1) a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of existing disclosures. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company has complied with the additional disclosures required by this guidance upon its adoption in January 2010.

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

In August 2009, the FASB issued ASU No. 2009-05, "Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value," related to fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value using one or more valuation techniques. This guidance is effective for the first reporting period beginning after issuance.

In April 2009, the FASB updated its guidance under ASC 820, "Fair Value Measurements and Disclosures," related to estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying circumstances that indicate a transaction is not orderly. The guidance was effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance had no impact on the Company's results of operations.

                       EARTH ENERGY RESERVES, INC.
                      NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2010

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Recent Accounting Pronouncements (continued)
Also in April 2009, the FASB updated its guidance under ASC 825, "Financial Instruments," which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. The guidance was effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance had no impact on the Company's results of operations.

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

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. Since inception, the Company has incurred net operating losses. The future success of the Company will depend on its ability to attain additional capital, or to find an acquisition to add value to its present shareholders and ultimately, upon its ability to attain future profitable operations. Although the Company has sold common stock with proceeds of $1,466,000 in a private placement as of October 13, 2010, there can be no assurance that the Company will be successful in obtaining additional financing, or that it will attain positive cash flow from operations.

                       EARTH ENERGY RESERVES, INC.
                      NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2010

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

The Leon River Energy leasehold, an unproved property, was reviewed for impairment. After the review of pertinent facts surrounding the lease, the management of the Company determined that the leasehold was impaired. The Company recorded an impairment loss of $53,747 at December 31, 2008.

NOTE 4: RELATED PARTY TRANSACTIONS

In March 2010, the Company issued 138,191 of its Series A Preferred Stock in settlement of outstanding related party debt of $129,411 plus accrued interest of $8,780. In the six month period ended June 30, 2010, 15,000 shares of Series A Preferred Stock were re-purchased at $1.00 per share. The preferred shares were issued to the Company's majority shareholder and an entity wholly owned by that same shareholder. The preferred shares were valued and are redeemable at $1 per share. Valuation of these shares was based on the subscription price of common shares sold.

The following is a detail of that transaction:

                                                             Accrued
                                             Advances from  Interest-
                              Note Payable     Majority     Majority     Series A
                              Related Party   Shareholder  Shareholder   Preferred
Stock
                              -------------   -----------  -----------  -------------
Balance, December 31, 2007      $  60,873      $  32,450    $       -
  Management Fees                  12,000              -            -
  Accrued Interest at 8%            5,350              -        2,596
                                ---------      ---------    ---------
Balance, December 31, 2008         78,223         32,450        2,596
  Management Fees                  12,000              -            -
  Accrued Interest at 8%            6,737              -        2,596
                                ---------      ---------    ---------
Balance, December 31, 2009         96,960         32,450        5,192
  Accrued Interest at 8%                -              -        3,589
                                ---------      ---------    ---------
Related Party Debt Converted
  to Series A Preferred Stock   $  96,960      $  32,450    $   8,781     $ 138,191
                                =========      =========    =========     =========

                       EARTH ENERGY RESERVES, INC.
                      NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2010

NOTE 5: FEDERAL INCOME TAXES

Total income tax benefit is less than the amount computed by multiplying the loss before income taxes by the statutory federal income tax rate. The reasons for the difference and the related tax effects for the six month period ended June 30, 2010 and for the years ended December 31, 2009 and 2008 are:

                                                 2010       2009      2008
                                                 ----       ----      ----
Tax Benefit at statutory rates of 34%         $ 72,861   $ 38,770   $ 77,439
Non-deductible expense                          (8,500)         -          -
Change in valuation allowance                  (64,361)   (38,770)   (77,439)
                                              --------   --------   --------
Net income tax benefit                        $      -   $      -   $      -
                                              ========   ========   ========

The components of the deferred tax assets are as follows:

                                                                    December 31,
                                               June 30,             -----------
                                                2010             2009         2008
                                               -------           ----         ----
Deferred Tax Assets
  Net Operating Loss Carryforward              $ 342,169       $ 277,808   $ 239,038
  Other                                           18,274          18,274      18,274
                                               ---------       ---------   ---------
	Total Deferred Tax Assets                  360,443         296,082     257,312
	Less Valuation Allowance                  (360,443)       (296,082)   (257,312)
                                               ---------       ---------   ---------
                                               $       -       $       -   $       -
                                               =========       =========   =========

The Company has no deferred tax liabilities.

At June 30, 2010, the Company had federal income tax net operating loss carryforwards of approximately $1,006,000 to offset future taxable income, which begins to expire in 2024; therefore, there was no income tax expense or payable as of June 30, 2010.

                       EARTH ENERGY RESERVES, INC.
                      NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2010

NOTE 6: STOCK HOLDERS' EQUITY

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

In April 2008 an executive officer of the Company returned 1,000,000 shares of the Company's common stock due to not being able to provide services to the Company. In addition another 525,000 shares of common stock, previously issued for services, was returned to the Company by various shareholders.

In 2009 the Company sold 45,000 shares of its $0.0001 par value common stock to three individuals. All shares sold were priced at $1.00 per share.

The Company had the following stock transactions during the six month period ended June 30, 2010.

   - Issued 101,982 shares of the Company's common stock in settlement of accrued compensation of $75,000 plus accrued interest $26,982.
   - Issued 138,191 shares of Company's Series A Preferred Stock in settlement of outstanding related party debt of ($129,411) plus accrued interest ($8,780). The shares were issued to the Company's majority shareholder and an entity which is one hundred percent (100%) owned by the majority shareholder. The preferred shares are redeemable at the option of the Company in the future at $1.00 per share.
   - The Company repurchased and retired 15,000 shares of its Series A Preferred Stock. The preferred shares were re-purchased at $1.00 per share.
   - The Company issued 25,000 of its Series 1 units for office rent valued at $1.00 per unit ($25,000). Each unit consists of one common share and one warrant to purchase one common share at an exercise price of $1.50 per common share.
   - In order to raise additional capital in 2010, the Company sold 1,466,000 Series 1 units at $1 per unit to accredited investors. Each unit consisted of one common share and one warrant to purchase one common share at an exercise price of $1.50 per common share. The warrants were immediately exercisable for a term of three years.
   - As of June 30, 2010, the Company had recorded proceeds of $501,000 from stock sales and recorded another $965,000 in common stock subscriptions. Cash proceeds from the common stock subscriptions were received by the Company subsequent to year end.

                       EARTH ENERGY RESERVES, INC.
                      NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2010

NOTE 6: STOCK HOLDERS' EQUITY (continued)

Warrants
In 2006 and thereafter when the Company sold common stock to investors, each investor also received three year warrants to purchase an equal number of shares of common stock for a price of $1.50 per share. The following is a summary of warrant activity:

                                                    Number
                                                  of Warrants
                                                  -----------
Warrants Outstanding, December 31, 2007             522,000
  Issuances                                          25,000
  Expirations                                        (5,000)
                                                  ---------
Warrants Outstanding, December 31, 2008             542,000
  Issuances                                          45,000
  Expirations                                      (482,000)
                                                  ---------
Warrants Outstanding, December 31, 2009             105,000
  Issuances                                       1,491,000
  Expirations                                       (10,000)
                                                  ---------
Warrants Outstanding, June 30, 2010               1,586,000
                                                  =========

The 482,000 warrants issued in 2006 expired in calendar year 2009. Warrants issued in 2007 expire in 2010 and warrants issued in 2008, 2009 and 2010 expire in 2011, 2012, and 2013 respectively.

NOTE 7: STOCK OPTION PLAN

On May 1, 2005, the Board of Directors adopted the Company's 2005 non-statutory stock option plan ("Plan") whereby the Company reserved 5,000,000 of its authorized but un-issued common stock for issuance under the Plan. As of June 30, 2010, December 31, 2009 and 2008, no stock options were granted under the Plan.


NOTE 8: UNAUDITED FINANCIAL STATEMENTS FOR JUNE 30, 2009

In August 2010, the Company changed its year end from a calendar year end to a June 30 fiscal year end. The following unaudited financial statements are to be used in comparison with these June 30, 2010 transitional financial statements.

                       EARTH ENERGY RESERVES, INC.
                      NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2010

NOTE 8:  UNAUDITED FINANCIAL STATEMENTS FOR JUNE 30, 2009 (continued)

                       EARTH ENERGY RESERVES, INC.
                            BALANCE SHEET
                            JUNE 30, 2009

CURRENT ASSETS - Cash                                 $   12,864
                                                      ==========
CURRENT LIABILITIES
  Other Debt                                          $  126,125
  Related Party Debt                                     123,806
                                                      ----------
    TOTAL CURRENT LIABILITIES                            249,931
                                                      ----------
STOCKHOLDERS' (DEFICIT)
  Series A Preferred Stock, $0.0001 Par Value,
   Authorized 10,000,000 Shares, None Issued                   -
  Common Stock, $0.0001 Par Value,
   Authorized 90,000,000 Shares, Issued and
    Outstanding 9,467,000 in 2009                            947
  Additional Paid-in Capital                           5,547,353
  Accumulated (Deficit)                               (5,785,367)
                                                      ----------
      TOTAL STOCKHOLDERS' (DEFICIT)                     (237,067)
                                                      ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)   $   12,864
                                                      ==========

                 EARTH ENERGY RESERVES, INC.
                   STATEMENT OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 2009

INCOME                                                $        -
EXPENSES                                                  46,531
                                                      ----------
  NET OPERATING (LOSS)                                   (46,531)
                                                      ----------
OTHER (EXPENSE)                                           (9,035)
                                                      ----------
  LOSS BEFORE INCOME TAXES                               (55,566)
                                                      ----------
INCOME TAXES                                                   -
                                                      ----------
  NET LOSS                                            $  (55,566)
                                                      ==========
BASIC AND DILUTED LOSS PER SHARE                      $    (0.01)
                                                      ==========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING - BASIC AND DILUTED               $9,447,000
                                                      ==========

                       EARTH ENERGY RESERVES, INC.
                      NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2010

NOTE 9:	SUBSEQUENT EVENTS

In May 2009, the FASB issued SFAS No. 165 (ASC 855), subsequent events ("ASC 855"). ASC 855 establishes general standards of accounting for and disclosure of events after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of ASC 855 in the fourth quarter of 2009 did not have any impact on the Company's financial statements. Accordingly, the Company evaluated subsequent events through October 13, 2010, the date the financial statements were issued.

The following is a summary of significant events affecting the Company subsequent to June 30, 2010:

   - Effective July 1, 2010 and with shareholder approval, the Company entered into a quasi-reorganization (also referred to as a corporate adjustment). As a result of the quasi-reorganization all prior period losses charged to retained deficit were eliminated against additional paid-in capital. A quasi-reorganization requires that retained earnings be dated for ten years after the quasi-reorganization takes place.

                       EARTH ENERGY RESERVES, INC.
                      NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2010

NOTE 9:   SUBSEQUENT EVENTS (continued)

The following is an example of the effect of a quasi-reorganization of the Company if the quasi-reorganization had occurred on June 30, 2010:

                                                                 Subsequent
                                 Prior to Quasi-                  to Quasi-
                                 Reorganization    Adjustment  Reorganization
                                 ---------------   ----------  --------------
Series A Preferred Stock          $        12     $         -    $       12
Common Stock                            1,106               -         1,106
Additional Paid-In Capital          7,248,355      (6,058,126)    1,190,229
Retained Deficit                   (6,058,126)      6,058,126             -
Retained Earnings - Since
  Quasi-Reorganization
  of June 30, 2010                          -                -            -
                                  -----------     ------------   ----------
Total Stockholders' Equity        $ 1,191,347     $          -   $1,191,347
                                  ===========     ============   ==========

   - On August 1, 2010, the Company changed its year end from a calendar year end to a fiscal year end of June 30. This financial statement includes the audited financial statements for the years ended December 31, 2009 and 2008, and the six month transition period ended June 30, 2010.
   - Effective on July 1, 2010 the Company entered into an employment agreement with its new President and Chief Executive Officer. The employment agreement has a four year term and provides the following:
   1. Base annual salary of $260,000 plus potential incentives to be determined in the future.
   2. A grant of nonqualified incentive stock options to purchase 1,000,000 shares of the Company's common stock at an exercise price of $1 per share. 100,000 options vest immediately and 100,000 of the options vests on January 1, 2011, and each January 1 thereafter until all such incentive options are vested. Options fully vest on the date of his termination if not vested before.
   3. A grant of 4,000,000 shares of the Company's common stock at a purchase price of $400 subject to certain vesting and termination restrictions.

   - Effective July 1, 2010, the Company entered into an Offer of Employment letter with its Executive Vice President and Chief Financial Officer. The Offer of Employment letter was signed and accepted on July 31, 2010.

                       EARTH ENERGY RESERVES, INC.
                      NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2010

NOTE 9:   SUBSEQUENT EVENTS (continued)

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

   - On July 29, 2010 the Company entered into a letter of intent with an energy company to purchase various interests in producing oil and gas leases located in the state of Louisiana. Until the definitive purchase agreement is executed by both companies, either company may terminate the negotiations regarding this proposed transaction, with or without cause. The estimated purchase price is $5,800,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

James E. Hogue, chairman of the board, who was chief executive officer and chief financial officer and, therefore, responsible for all financial and accounting matters during this reporting period has concluded that the disclosure controls and procedures were not effective as of June 30, 2010. These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Earth Energy had not filed its SEC filings since the third quarter of 2008. Management has only recently prepared and filed the required SEC reports. Management intends to implement internal controls to ensure that similar situations do not occur in the future and that required SEC filings will be timely.

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

Mr. Hogue assessed the effectiveness of our internal control over financial reporting as of June 30, 2010, and concluded that it is not effective for the reasons discussed above.

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

Evaluation of Changes in Internal Control over Financial Reporting:

James Hogue, chairman of the board, who was chief executive officer and chief financial officer has evaluated changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2010. Based on that evaluation, Mr. Hogue, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL
           PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH
           SECTION 16(a) OF THE EXCHANGE ACT

Our management consists of:

Name                               Title                   Term
----                               -----                   ----
James E. Hogue, age 74      Chairman of the Board        Inception
                                                         to present
                            Chief Executive Officer,
                             Controller, Chief          Inception to
                              Financial Officer        June 30, 2010
James R. Phillips, age 62  Vice President, Secretary/   Inception to
                             Treasurer and Director        present

Steven A. Kranker, age 49  Chief Executive Officer,     July 1, 2010
                             President and Director      to present

W.A. Sikora, age 73        Executive Vice President,
                            Chief Financial Officer     July 1, 2010
                                 and Director            to present

Doyle Pennington, age 65     V.P. of Administration
                             and Investor Relations     July 1, 2010
                                  and Director           to present

James E. Hogue, Chairman and President

Mr. Hogue has served as chairman and president of Earth Energy since inception. From 1991 to 1996, Mr. Hogue has served as president of Martex Oil and Gas, Inc. From 1996 to 1999, Mr. Hogue became president, chief operating officer and a director of Cotton Valley Resources Corporation, a publicly traded AMEX company (KTN). Mr. Hogue has served as chairman, president and chief financial officer of Galaxy Partners Ltd. Corporation, a consulting firm, since 1995.

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

W. A. Sikora, Executive Vice President, Chief Financial Officer,
Director

Mr. Sikora was recently named Executive Vice President and CFO, bringing to EER over 40 years experience in corporate finance, governance, compliance and financial analysis, reporting and accounting for numerous public and private companies with a primary emphasis in the energy industry. Prior to joining EER, Mr. Sikora operated for over 22 years a successful individual consulting practice providing business, financial and governance advisory services to corporate executive managements, primarily in Denver and Houston. Previously, Mr. Sikora served as Executive Vice President of TransMontaigne, Inc.; CEO and President of Lucas Energy, Inc.; a Director and Chairman of the Audit Committee of Appleton Papers, Inc.; and a Director of and advisor to several other public companies. He was Founder and Co-Managing Partner of Hein + Sikora CPA's (now Hein & Associates LLP); Partner with Touche Ross & Co. (now Deloitte LLP); Partner with Peat, Marwick, Mitchell & Co. (now KPMG LLP); and a Senior Manager with Arthur Andersen & Co. He also founded and was Managing Partner of Audit Committee Advisors LP. Mr. Sikora holds a BS degree in Accounting from the University of Colorado.

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

Stock Option Plan

On May 1, 2005, the board of directors adopted Earth Energy 2005 non-statutory stock option plan whereby Earth Energy reserved 5,000,000 of its authorized but un-issued common stock for issuance under the Plan. As of June 30, 2010, December 31, 2009 and 2008, no stock options were granted under the plan.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the registrant must file a Form 4 reporting the acquisition or disposition of registrant's equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply. Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the registrant's fiscal year. Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder. To our knowledge, based solely on a review of the copies of these reports furnished to it, our officers, directors and 10% control persons have not complied with applicable Section 16(a) filing requirements during the six months ended June 30, 2010. The officers, directors and 10% control persons have represented that the required reports will be filed on or before October 20, 2010.

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

ITEM 11. EXECUTIVE COMPENSATION

As of June 30, 2010, no officer, director or employee had received any cash compensation, and no director, officer or employee had a contract or commitment to receive annual compensation in excess of $100,000.

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

(2) a grant of nonqualified stock options to purchase 1,000,000 shares of our common stock, at an exercise price of $1.00 per share. 100,000 of the options vested on the date of the agreement, and 100,000 of the options will vest on January 1, 2011 and each January 1 thereafter until all such nonqualified stock options are fully vested. If any nonqualified stock options have not vested and Mr. Kranker ceases to be employed by us, the unvested options will fully vest on the date of such termination;

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

The offer of employment letter provides for the following:
1. Beginning base salary of $125,000 per year until the Company has successfully raised $5 million in capital, at which time the salary will be raised to $175.000.
2. An initial grant of 2,000,000 shares of restricted Company common stock to vest over a four year period.
3. A grant of nonqualified stock options for 75,000 shares of Company stock with an exercise price of $1.00 expiring in ten years. Options vest quarterly over three years of service.

Effective July 1, 2010, the Company entered into an offer of employment letter with its Chairman of the Board. The terms of the offer of employment letter provide for an annual salary of $175,000 and a grant of 75,000 nonqualified stock options. Stock options have a 10 year expiration, a $1.00 exercise price, and a 3 year vesting schedule.

Effective July 1, 2010, the Company entered into an offer of employment letter with the Vice President of Administration. The offer of employment letter provides for an annual salary of $120,000, 50,000 nonqualified stock options, and a grant of 200,000 shares of the Company's restricted common shares to be earned over a 2 year vesting schedule. Stock options have a 10 year expiration, a $1.00 exercise price, and a 3 year vesting schedule.

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

Name and Address of           Number of Shares
Beneficial Owner           Beneficially Owned       Percent of Class
James E. Hogue
671 Heinz Parkway
Estes Park, CO 80517          4,000,000                   36.2%

James R. Phillips
6801 Sanger Avenue
Suite 101
Waco, TX 76710                1,540,000                   13.9%

Steven Kranker(1)
621 17th Street
Denver, CO 80293                      0                    0.0%

W.A. Sikora(2)
9595 Doliver Drive
Houston, TX 77063                     0                    0.0%

Doyle Pennington(3)
2850 Wildwood Lane
Estes Park, CO 80517            101,000                     .9%

Officers and Directors
as a group (5 members)        5,641,000                   51.0%

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

The advance from the major shareholder represents cash advanced to the Company from the major shareholder of the Company. The advance is due on demand and interest was accrued on the $32,450 balance at eight per cent in 2009 and 2008. The debt was converted to 138,191 preferred stock during the six months ended June 30, 2010.

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
                                         =======       =======

Director Independence

Earth Energy's board of directors consists of James Hogue, James Phillips, Steven Kranker, W.A. Sikora and Doyle Pennington. None of the directors are independent as such term is defined by a national securities exchange or an inter-dealer quotation system. For the six months ended June 30, 2010 and for fiscal years ended December 31, 2009 and 2008, there were no transactions with related persons other than as described in the section above entitled "Item 11. Executive Compensation".


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of approximately $0, $27,293 and $49,728 respectively, from Killman, Murrell & Company, PC for the 2009 and 2008 fiscal years and for the six months ended June 30, 2010. Such fees included work completed for our annual audits and for the review of our financial statements included in our Forms 10-Q.

Tax Fees. We did not incur any aggregate tax fees and expenses from Killman, Murrell & Company, PC for the six months ended June 30, 2010, 2009 and 2008 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Killman, Murrell & Company, PC for the six months ended June 30, 2010, fiscal 2009 and 2008.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for the six months ended June 30, 2010, fiscal years 2009 and 2008 were approved by the board of directors pursuant to its policies and procedures.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, June 30, 2010, December 31, 2009 and 2008
Statements of Operations for the six months ended June 30, 2010 and years ended December 31, 2009 and 2008
Statements of Stockholders' Equity (Deficit) for the six months ended June 30, 2010 and years ended December 31, 2009 and 2008
Statements of Cash Flows for the six months ended June 30, 2010 and years ended December 31, 2009 and 2008
Notes to the Financial Statements

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

Date:    October 13, 2010

Earth Energy Reserves, Inc.

/s/Steven A. Kranker
------------------------------
By: Steven A. Kranker, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Earth Energy and in the capacities and on the dates indicated.

/s/James E. Hogue            Chairman of the Board             10/13/10
------------------------
James E. Hogue(1)

/s/Steven A. Kranker        Chief Executive Officer            10/13/10
------------------------          Director
Steven A. Kranker(2)

/s/W.A. Sikora              Chief Financial Officer            10/13/10
------------------------          Director
W.A. Sikora(2)

/s/James R. Phillips, Jr.    Vice President, Secretary         10/13/10
------------------------        Treasurer and Director
James R. Phillips, Jr.

(1)Mr. Hogue was Chief Executive Officer and Chief Financial Officer during this reporting period.
(2)Appointed officers of Earth Energy Reserves effective July 1, 2010