Form 10-Q
period 2010-09-30
Earth Energy Reserves, Inc.
filed 2010-11-15
CIK 1327557

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2010
-OR-
 [ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  [ ]      No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]      Non-accelerated filer [ ]
Accelerated filer  [ ]           Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock, November 15, 2010:

  Common Stock  -  11,209,582

Earth Energy Reserves, Inc.
FORM 10-Q
For the quarterly period ended September 30, 2010
INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      4
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations       9
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        10
Item 4T. Controls and Procedures                              11

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    12
Item 1A. Risk Factors                                         12
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        12
Item 3.  Defaults upon Senior Securities                      12
Item 4.  Submission of Matters to a Vote of Security
           Holders                                            12
Item 5.  Other Information                                    12
Item 6.  Exhibits                                             12

SIGNATURES

                     PART I - FINANCIAL INFORMATION

                      EARTH ENERGY RESERVES, INC.

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets,
  September 30, 2010 (unaudited) and June 30, 2010

Statements of Operations for the Three Months ended September
  30, 2010 and 2009 (unaudited)

Statements of Cash Flows for the Three Months ended
   September 30, 2010 and 2009 (unaudited)

Notes to Financial Statements

                        EARTH ENERGY RESERVES, INC.
                              BALANCE SHEETS

                                  ASSETS

                                         September 30,    June 30,
                                             2010           2010
                                           -------      -----------
                                         (Unaudited)     (Audited)

CURRENT ASSETS
  Cash                                    $ 632,241      $ 329,773
                                          ---------      ---------
      TOTAL CURRENT ASSETS                  632,241        329,773
                                          ---------      ---------
  Furniture and Fixtures                     19,455              -
  Leasehold Costs                           102,751              -
                                          ---------      ---------
            TOTAL ASSETS                  $ 754,447      $ 329,773
                                          =========      =========

                LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accrued Expenses                          176,817        103,426
                                          ---------      ---------
      TOTAL CURRENT LIABILITIES             176,817        103,426
                                          ---------      ---------
STOCKHOLDERS'(DEFICIT)
  Series A Preferred Stock $.0001 par
   value authorized 10,000,000 shares
   issued and outstanding 78,643 and
   123,191                                        8             12
  Common Stock, $.0001 par value,
   authorized, 90,000,000 shares, issued
   and outstanding 11,209,582 at September
   30, 2010 and 11,059,082 at September 30,
   2009                                       1,121          1,106
  Additional Paid-In-Capital              1,875,205      1,190,229
  Accumulated Deficit - Since Quasi
   Re-organization of July 1, 2010       (1,133,704)             -
                                          ---------      ---------
                                            742,630      1,191,347
  Less Common Stock Subscriptions
   Receivable                              (165,000)      (965,000)
                                          ---------      ---------
            TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY         $ 754,447      $ 329,773
                                          =========      =========

                  The accompanying notes are an integral
                   part of these financial statements.



                                                   Three Months Ended
                                                     September 30,
                                                   ------------------
                                                 2010             2009
                                                 ----             ----
EXPENSES

  Salaries                                  $  195,763      $        -
  Stock Based Compensation                     667,534               -
  General and Administrative Expenses          270,407          14,875
                                            ----------      ----------
      Total Operating Expenses               1,133,704          14,875
                                            ----------      ----------
NET OPERATING LOSS                          (1,133,704)        (14,875)
                                            ----------      ----------
OTHER INCOME (EXPENSE)
  Interest Expense                                   -          (4,619)
                                            ----------      ----------
  TOTAL OTHER INCOME (EXPENSE)	                       -          (4,619)
                                            ----------      ----------
LOSS BEFORE INCOME TAXES                    (1,133,704)        (19,494)
                                            ----------      ----------
INCOME TAXES                                        --              --
                                            ----------      ----------
NET LOSS                                   $(1,133,704)     $  (19,494)
                                           ===========      ==========
BASIC AND DILUTED LOSS
  PER SHARE                                $     (0.10)     $    (0.00)
                                           ===========      ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  BASIC AND DILUTED                         11,172,000       9,467,000
                                            ==========       =========

                 The accompanying notes are an integral
                   part of these financial statements.

                     EARTH ENERGY RESERVES, INC.
                      STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                                                 Three Months Ended
                                                    September 30,
                                                 ------------------
                                               2010              2009
                                               ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss for the Period                   $(1,133,704)      $ (19,494)
Adjustments to Reconcile Net Loss
 To Net Cash used by Operating Activities
   Interest Expense - Related Party                --           1,716
   Interest Expense - Compensation Payable         --           2,250
   Interest Expense - Majority Shareholder         --             654
   Employee Share Based Compensation          667,534              --
Change in Operating Assets and Liabilities
   Advances from Related Party                      -           3,000
   Accrued Expenses                            73,391              --
                                            ---------       ---------
      NET CASH USED BY OPERATING ACTIVITIES  (392,779)        (11,874)
                                            ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Furniture and Fixtures          (19,455)             --
  Deposit on Purchase of Oil and Gas
   Property                                  (102,751)             --
                                            ---------       ---------
      NET CASH USED BY INVESTING ACTIVITIES  (122,206)             --
                                            ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of Common Stock                         62,000              --
  Proceeds from Subscription Receivable       800,000              --
  Re-Purchase and Retirement of Series A
   Preferred Stock                            (44,547)             --
                                            ---------       ---------
      NET CASH FROM FINANCING ACTIVITIES      817,453              --
                                            ---------       ---------
NET INCREASE (DECREASE) IN CASH               302,468         (11,874)

CASH AT BEGINNING OF PERIOD                   329,773          12,864
                                            ---------       ---------
CASH AT END PERIOD                          $ 632,241       $     990
                                            =========       =========
SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash Paid During the Period for:
  Income Taxes                              $       -       $       -
                                            =========       =========
  Interest                                  $       -       $       -
                                            =========       =========

                  The accompanying notes are an integral
                   part of these financial statements.

                     EARTH ENERGY RESERVES, INC.
                    NOTES TO FINANCIAL STATEMENTS
                        September 30, 2010
                            (Unaudited)

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

Basis of Presentation
---------------------
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at June 30, 2010. Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.

NOTE 2: EQUITY TRANSACTIONS

During the three month period ended September 30, 2010, the Company had the following stock transactions:

   - Sold 49,600 of its Series 2 units for $1.25 per unit. Each Series 2 Unit is comprised of one share of Common Stock, one Class A Warrant to purchase one share of Common Stock at $1.75 per share and one Class B Warrant to purchase one share of Common Stock at $2.25 per share.

   - Received $800,000 in proceeds from the $965,000 common stock subscriptions receivable.

   - Stock based employee compensation was recorded in the amount of $667,534.

   - Re-purchased and retired $44,547 of Series A Preferred Stock from it's majority shareholder. The preferred shares were re-purchased at $1.00 per share.

                     EARTH ENERGY RESERVES, INC.
                    NOTES TO FINANCIAL STATEMENTS
                        September 30, 2010
                            (Unaudited)

NOTE 3: QUASI RE-ORGANIZATION

Effective July 1, 2010 and with shareholder approval, the Company entered into a quasi-reorganization (also referred to as a corporate adjustment). As a result of the quasi-reorganization all prior period losses charged to accumulated deficit were eliminated against additional paid-in capital. A quasi-reorganization requires that retained earnings be dated for ten years after the quasi-reorganization takes place.

NOTE 4: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 15, 2010, the date which the financial statements were available to be issued.

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

Capital and Source of Liquidity. We currently have no material commitments for capital expenditures and no plans for future capital expenditures at this time.

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

Investing Activities. For the three months ended September 30, 2010, the registrant purchased furniture and fixtures of $19,455 and made a deposit on the purchase of oil and gas property of $102,751. As a result, the registrant had net cash used by investing activities of $122,206 for the three months ended September 30, 2010.

For the three months ended September 30, 2009, the registrant did not pursue any investing activities.

Financing Activities. For the three months ended September 30, 2010, we sold common stock for cash in the amount of $62,000, received proceeds from subscription receivable of $800,000 and re-purchased and retired Series A Preferred Stock of $44,547. As a result, we had net cash flows from financing activities of $817,453 for the three months ended September 30, 2010.

For the three months ended September 30, 2010, the registrant did not purchase any financing activities.

Results of Operations.   We have had only minimal revenue since
inception. Until completion of our recent private offering, most of our expenses have been paid by Galaxy Partners Ltd. Corp, a company controlled by James Hogue, an officer, director and principal shareholder of Earth Energy and through the sale of our common stock.

For the three months ended September 30, 2010 and 2009, Earth Energy received no revenues. For the three months ended September 30, 2010, the registrant had general and administrative expenses of $270,407 compared to $14,875 for the same period in 2009. These expenses for the three months ended September 30, 2010 consisted of basic operating expenses, expenses relating to stock sales and expenses relating to filing the required reports with the Securities and Exchange Commission under the Exchange Act of 1934.

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

ITEM 4.  CONTROLS AND PROCEDURES

During the three months ended September 30, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2010. Based on this evaluation, our chief executive officer and chief principal financial officer have concluded such controls and procedures to be effective as of September 30, 2010 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

                     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 1A. RISK FACTORS
         Not applicable to smaller reporting companies

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  REMOVED AND RESERVED

Item 5.  OTHER INFORMATION
         Not Applicable

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

Dated: November 15 2010

EARTH ENERGY RESERVES, INC.

By:   /s/Steven A. Kranker
      ---------------------------
      Steven A. Kranker, Principal Executive Officer

By:   /s/Doyle Pennington
      ----------------------------
      Doyle Pennington, Interim Principal Financial Officer