Form 10-K/A
period 2010-06-30
Earth Energy Reserves, Inc.
filed 2011-02-16
CIK 1327557

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                             Amendment 1 to
                               FORM 10-K

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

                         Explanatory Note

This amendment is being filed to correct the reference to the framework used to evaluate the effectiveness of our internal control over financial reporting and a typo in certification under Section 906 of the Sarbanes-Oxley.

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

Management's Annual Report on Internal Control over Financial
Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of James Hogue, chairman of the board, who was chief executive officer and chief financial officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Mr. Hogue has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework.

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

Steven A. Kranker, age 49  Chief Executive Officer,     July 1, 2010
                             President and Director      to present

Doyle Pennington, age 65     V.P. of Administration
                             and Investor Relations     July 1, 2010
                                  and Director           to present
                            Interim Chief Financial   November 2, 2010
                                  Officer                to present

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

Doyle Pennington, Interim Chief Financial Officer, Vice President of Administration and Investor Relations and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the registrant must file a Form 4 reporting the acquisition or disposition of registrant's equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply. Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the registrant's fiscal year. Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder. To our knowledge, based solely on a review of the copies of these reports furnished to it, our officers, directors and 10% control persons have not complied with applicable Section 16(a) filing requirements during the six months ended June 30, 2010. The officers, directors and 10% control persons have represented that the required reports will be filed on or before March 31, 2011

Code of Ethics Policy

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

W.A. Sikora was terminated as Executive Vice Preesident and Chief
Financial Officer on October 28, 2010.

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

Outstanding Equity Awards at September 30, 2010

                     Number of            Number of
                     Securities           Securities
                     Underlying           Underlying
                     Unexercised          Unexercised       Option         Option
                       Options/            Options/         Exercise     Expiration
Name                 Exercisable          Unexercisable      Price          Date
----                 -----------          -------------     --------     ----------
James E. Hogue           75,000                     -        1.00            -
James Phillips           50,000                     -        1.00            -
Steven A. Kranker     1,000,000                              1.00           (1)
W.A. Sikora(2)           75,000                     -        1.00
Doyle Pennington         50,000                              1.00

(1)100,000 of the options vested on date of agreement and 100,000 of the options will vest on January 1, 2011 and each January 1 thereafter until all options are vested.
(2)W.A. Sikora was terminated as Executive Vice President and Chief Financial Officer on October 28, 2010
The registrant does not compensate its directors for their services as such. The registrant reimburses the directors for their reasonable out-of pocket expenses for attending meetings of the board of directors.

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

Name and Address of           Number of Shares
Beneficial Owner           Beneficially Owned       Percent of Class
James E. Hogue
671 Heinz Parkway
Estes Park, CO 80517          4,000,000                   36.2%

James R. Phillips
6801 Sanger Avenue
Suite 101
Waco, TX 76710                1,540,000                   13.9%

Steven Kranker(1)
621 17th Street
Denver, CO 80293                      0                    0.0%

Doyle Pennington(2)
2850 Wildwood Lane
Estes Park, CO 80517            101,000                     .9%

Officers and Directors
as a group (4 members)        5,641,000                   51.0%

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
                                         =======       =======

Director Independence

Earth Energy's board of directors consists of James Hogue, James Phillips, Steven Kranker and Doyle Pennington. None of the directors are independent as such term is defined by a national securities exchange or an inter-dealer quotation system. For the six months ended June 30, 2010 and for fiscal years ended December 31, 2009 and 2008, there were no transactions with related persons other than as described in the section above entitled "Item 11. Executive Compensation".


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

Date:    February 16, 2010

Earth Energy Reserves, Inc.

/s/Steven A. Kranker
------------------------------
By: Steven A. Kranker, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Earth Energy and in the capacities and on the dates indicated.

/s/James E. Hogue            Chairman of the Board             2/16/11
------------------------
James E. Hogue(1)

/s/Steven A. Kranker        Chief Executive Officer            2/16/11
------------------------          Director
Steven A. Kranker(2)

/s/James R. Phillips, Jr.    Vice President, Secretary         2/16/11
------------------------        Treasurer and Director
James R. Phillips, Jr.

/s/Doyle Pennington          Interim Chief Financial           2/16/11
------------------------       V.P. of Administration
                             and Investor Relations
                                     Director

 (1)Mr. Hogue was Chief Executive Officer and Chief Financial Officer during this reporting period.
(2)Appointed officer of Earth Energy Reserves effective July 1, 2010
(3)Appointed interim chief financial officer of Earth Energy Reserves effective November 2, 2010