Form 10-K/A
period 2010-06-30
Earth Energy Reserves, Inc.
filed 2011-02-17
CIK 1327557

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                             Amendment 2 to
                               FORM 10-K

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

                         Explanatory Note

This amendment is being filed solely to correct a typo in the certification under Section 906 of the Sarbanes-Oxley made in the edgarization process.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Earth Energy has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    February 17, 2011

Earth Energy Reserves, Inc.

/s/Steven A. Kranker
------------------------------
By: Steven A. Kranker, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Earth Energy and in the capacities and on the dates indicated.

/s/James E. Hogue            Chairman of the Board             2/17/11
------------------------
James E. Hogue(1)

/s/Steven A. Kranker        Chief Executive Officer            2/17/11
------------------------          Director
Steven A. Kranker(2)

/s/James R. Phillips, Jr.    Vice President, Secretary         2/17/11
------------------------        Treasurer and Director
James R. Phillips, Jr.

/s/Doyle Pennington          Interim Chief Financial           2/17/11
------------------------       V.P. of Administration
                             and Investor Relations
                                     Director

 (1)Mr. Hogue was Chief Executive Officer and Chief Financial Officer during this reporting period.
(2)Appointed officer of Earth Energy Reserves effective July 1, 2010
(3)Appointed interim chief financial officer of Earth Energy Reserves effective November 2, 2010