Form 10-Q
period 2010-12-31
Earth Energy Reserves, Inc.
filed 2011-02-25
CIK 1327557

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended December 31, 2010
-OR-
 [ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock, February 25, 2011:

  Common Stock  -  11,214,582

Earth Energy Reserves, Inc.
FORM 10-Q
For the quarterly period ended December 31, 2010
INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      4
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      10
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        12
Item 4. Controls and Procedures                               12

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    13
Item 1A. Risk Factors                                         13
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        13
Item 3.  Defaults upon Senior Securities                      13
Item 4.  Removed and Reserved                                 13
Item 5.  Other Information                                    13
Item 6.  Exhibits                                             13

SIGNATURES

                     PART I - FINANCIAL INFORMATION

                      EARTH ENERGY RESERVES, INC.

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets, December 31, 2010 (unaudited) and
 June 30, 2010

Statements of Operations for the Three and Six Months ended
December 31, 2010 and 2009 (unaudited)

Statements of Cash Flows for the Six Months ended
 December 31, 2010 and 2009 (unaudited)

Notes to Financial Statements

                       EARTH ENERGY RESERVES, INC.
                            BALANCE SHEETS

                                ASSETS
                                         December 31,     June 30,
                                             2010           2010
                                         -----------      -------
                                         (Unaudited)     (Audited)
CURRENT ASSETS
  Cash                                  $   403,228    $   329,773
                                        -----------    -----------
      TOTAL CURRENT ASSETS                  403,228        329,773
                                        -----------    -----------
  Leasehold Costs                           100,000             --
                                        -----------    -----------
      TOTAL ASSETS                      $   503,228    $   329,773
                                        ===========    ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accrued Expenses                           74,199        103,426
                                        -----------    -----------
      TOTAL CURRENT LIABILITIES              74,199        103,426

STOCKHOLDERS' EQUITY
  Series A Preferred Stock $.0001 Par Value,
   Authorized 10,000,000 Shares, Issued and
   Outstanding 44,096 and 123,191 in 2010         4             12
  Common Stock, $.0001 Par Value,
   Authorized, 90,000,000 Shares, Issued and
   Outstanding 11,214,582, and 11,059,982 in
    2010 respectively                         1,121          1,106
  Additional Paid-In Capital              2,317,365      1,190,229
  Accumulated Deficit - Since Quasi
   Re-organization - July 1, 2010        (1,889,461)            --
                                        -----------    -----------
                                            429,029      1,191,347
Less Common Stock Subscriptions
  Receivable                                     --       (965,000)
                                        -----------      ---------

      TOTAL STOCKHOLDERS' EQUITY            429,029        226,347
                                        -----------    -----------

      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY             $   503,228    $   329,773
                                        ===========    ===========


                   The accompanying notes are an integral
                     part of these financial statements.

                        EARTH ENERGY RESERVES, INC.
                         STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                   Three Months Ended             Six Months Ended
                                      December 31,                  December 31,
                                   ------------------             ----------------
                                  2010              2009         2010            2009
	                            ----              ----         ----            ----
EXPENSES
  Salaries                  $   197,766      $        --    $   393,529   $        --
  Stock Based Compensation      476,705               --      1,144,239            --
  General & Administrative       81,809           34,290        352,216        49,165
                            -----------      -----------    -----------   -----------
NET OPERATING LOSS             (756,280)         (34,290)    (1,889,984)      (49,165)
                            -----------      -----------    -----------   -----------
OTHER INCOME (EXPENSE)
  Interest Expense                   --           (4,678)            --        (9,297)
  Interest Income                   523               --            523            --

                            -----------      -----------    -----------   -----------
TOTAL OTHER INCOME
 AND EXPENSE                        523           (4,678)           523        (9,297)
                            -----------      -----------    -----------   -----------
LOSS BEFORE INCOME TAXES       (755,757)         (38,968)    (1,889,461)      (58,462)
                            -----------      -----------    -----------   -----------
INCOME TAXES                          -                -              -             -
                            -----------      -----------    -----------   -----------
NET LOSS                    $ ( 755,757)     $   (38,968)   $(1,889,461)  $   (58,462)
                            ===========      ===========    ===========   ===========
BASIC AND DILUTED LOSS
 PER SHARE                  $     (0.07)     $     (0.00)   $     (0.17)  $     (0.01)
                            ===========      ===========    ===========   ===========
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING - BASIC AND
 DILUTED                     11,210,800        9,467,000     11,188,900     9,467,000
                            ===========      ===========    ===========   ===========

                      The accompanying notes are an integral
                       part of these financial statements.

                        EARTH ENERGY RESERVES, INC.
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                   Six Months Ended
                                                     December 31,
                                                   ----------------
                                                 2010            2009
                                                 ----            ----
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net Loss for the Period                      $(1,889,461)  $   (58,461)
Adjustments to Reconcile Net Loss
 To Net Cash used by Operating Activities
  Interest Expense - Related Party                    --         3,488
  Interest Expense - Compensation Payable             --         4,500
  Interest Expense - Majority Shareholder             --         1,308
  Employee Share Based Compensation            1,144,239            --
Change in Operating Assets and Liabilities
  Advance from Related Party                          --         6,000
  Accrued Expenses                               (29,228)       31,241
                                             -----------   -----------
       NET CASH USED BY
        OPERATING ACTIVITIES                    (774,450)      (11,924)
                                             -----------   -----------
CASH FLOWS FROM
 INVESTING ACTIVITIES
Deposit on Purchase of
 Oil and Gas Property                           (100,000)           --
                                             -----------   -----------
NET CASH USED BY
 INVESTING ACTIVITIES                           (100,000)           --
                                             -----------   -----------
CASH FLOWS FROM
 FINANCING ACTIVITIES
  Sale of Common Stock                            62,000            --
  Proceeds from Subscription Receivable          965,000            --
  Re-Purchase and Retirement of Series
   A Preferred Stock                            (79,095)            --
      NET CASH FROM
       FINANCING ACTIVITIES                      947,905            --
                                             -----------   -----------
NET INCREASE (DECREASE) IN CASH                   73,455       (11,924)
CASH AT BEGINNING OF PERIOD                      329,773        12,864
                                             -----------   -----------
CASH AT END PERIOD                           $   403,228   $       940
                                             ===========   ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash Paid During the Period for:
    Interest                                 $         -   $         -
                                             ===========   ===========
    Income Taxes                             $         -   $         -
                                             ===========   ===========

                   The accompanying notes are an integral
                     part of these financial statements.

                        EARTH ENERGY RESERVES, INC.
                       NOTES TO FINANCIAL STATEMENTS

                             December 31, 2010
                                (Unaudited)

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at June 30, 2010. Operating results for the six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.

NOTE 2: EQUITY TRANSACTIONS

During the six month period ended December 31, 2010, the company had the following stock transactions:

   - Sold 49,600 of its Series 2 units for $1.25 per unit. Each Series 2 Unit is comprised of one share of Common Stock, one Class A Warrant to purchase one share of Common Stock at $1.75 per share and one Class B Warrant to purchase one share of Common Stock at $2.25 per share.
   - Received $965,000 in proceeds from the $965,000 common stock subscriptions receivable.
   - Stock based employee compensation was recorded in the amount of $1,144,239.
   - Re-purchased and retired $79,095 of Series A Preferred Stock from its majority shareholder. The preferred shares were re-purchased at $1.00 per share.

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

NOTE 4: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through February 22, 2011, the date which the financial statements were available to be issued.

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

Capital and Source of Liquidity. We are evaluating and pursuing several acquisitions in conventional oil and gas reservoirs, with the intent to maintain diversification in our asset portfolio.

We believe that there will be sufficient capital from recent equity financing to conduct operations for the next twelve months.

Presently, proceeds of Earth Energy's equity financing and cash comprise all of the total cash necessary to conduct operations. Any proposed acquisitions will determine the amount of additional financing necessary to continue operations.

We are currently pursuing equity financing. The board of directors shall determine the amount and type of any additional financing necessary as our financial situation dictates.

Investing Activities. For the six months ended December 31, 2010, the registrant made a deposit on the purchase of oil and gas property of $100,000. As a result, the registrant had net cash used by investing activities of $100,000 for the six months ended December 31, 2010.

For the six months ended December 31, 2009, the registrant did not pursue any investing activities.

Financing Activities. For the six months ended December 31, 2010, we sold common stock for cash in the amount of $62,000, received proceeds from subscription receivable of $965,000 and re-purchased and retired Series A Preferred Stock of $79,095. As a result, we had net cash flows from financing activities of $947,905 for the six months ended December 31, 2010.

For the six months ended December 31, 2010, the registrant did not purchase any financing activities.

Results of Operations.   We have had only minimal revenue since
inception. Until completion of our recent private offering, most of our expenses have been paid by Galaxy Partners Ltd. Corp, a company controlled by James Hogue, an officer, director and principal shareholder of Earth Energy and through the sale of our common stock.

For the three months ended December 31, 2010 and 2009, Earth Energy received no revenues. For the three months ended December 31, 2010, the registrant had general and administrative expenses of $81,819 compared to $34,290 for the same period in 2009. The expenses for the three months ended December 31, 2010 consisted of basic operating expenses, expenses relating to stock sales and expenses relating to filing the required reports with the Securities and Exchange Commission under the Exchange Act of 1934. For the three months ended December 31, 2010, Earth Energy had salary expenses of $197,766 with stock based compensation valued at $476,705. The substantial increase in salaries and stock based compensation was due to the addition of five employees, compensation to our officers and directors and severance payments to a former officer and director.

For the six months ended December 31, 2010 and 2009, Earth Energy received no revenues. For the six months ended December 31, 2010, the registrant had general and administrative expenses of $352,216 compared to $49,165 for the same period in 2009. These general and administrative expenses for the six months ended December 31, 2010 consisted of basic operating expenses, expenses relating to stock sales and expenses relating to filing the required reports with the Securities and Exchange Commission under the Exchange Act of 1934.
For the six months ended December 31, 2010, Earth Energy had expenses consisted of salaries of $393,529 with stock based compensation of $1,114,239. The substantial increase in salaries and stock based compensation was due to the addition of five employees, compensation to our officers and directors and severance payments to a former officer and director.

Plan of Operation. We have developed an operating strategy that is based on acquiring underdeveloped oil and gas properties that include or are adjacent to existing active production, and are thus, lower risk but with attractive rates of return on the development potential. We have elected directors and appointed and hired officers and consultants with substantial experience in unconventional gas production, including coal bed methane reservoirs, plus the expertise in horizontal wellbore drilling, and we have correspondingly pursued several acquisitions in this arena. We are also evaluating and pursuing several acquisitions in conventional oil and gas reservoirs, with the intent to maintain diversification in our asset portfolio. We have a bias towards desiring to be the operator of the properties we are acquiring but are not exclusively against acquiring non-operated positions in oil and gas assets.

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


ITEM 4.  CONTROLS AND PROCEDURES

During the three months ended December 31, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2010. Based on this evaluation, our chief executive officer and chief principal financial officer have concluded such controls and procedures to be effective as of December 31, 2010 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

                     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 1A. RISK FACTORS
         Not applicable to smaller reporting companies

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS For the three months ended December 31, 2010, Earth Energy issued 154,600 common shares to non-affiliates who paid $1.00 per common share.

The securities were issued pursuant to an exemption from registration under Rule 506 of Regulation D.

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

Dated: February 25, 2011

EARTH ENERGY RESERVES, INC.

By:   /s/Steven A. Kranker
      ---------------------------
      Steven A. Kranker, Principal Executive Officer

By:   /s/Doyle Pennington
      ----------------------------
      Doyle Pennington, Interim Principal Financial Officer