Form 10-Q
period 2011-03-31
Earth Energy Reserves, Inc.
filed 2011-05-16
CIK 1327557

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2011
-OR-
 [ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

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

The number of outstanding shares of the registrant's common stock, May 16, 2011:

  Common Stock  -  11,214,582

Earth Energy Reserves, Inc.
FORM 10-Q
For the quarterly period ended March 31, 2011
INDEX

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

SIGNATURES

                     PART I - FINANCIAL INFORMATION

                      EARTH ENERGY RESERVES, INC.

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets, March 31, 2011 (unaudited) and
 June 30, 2010 (audited)
Statements of Operations for the Three and Nine Months Ended
 March 31, 2011 and March 31, 2010 (unaudited)

Statements of Cash Flows for the Nine Months Ended
 March 31, 2011 and March 31, 2010 (unaudited)

Notes to Financial Statements

                       EARTH ENERGY RESERVES, INC.
                             BALANCE SHEETS
                                   ASSETS

                                         March 31,          June 30,
                                          2011                2010
                                         --------           -------
                                       (Unaudited)         (Audited)
CURRENT ASSETS
  Cash                                  $  112,524         $  329,773
                                        ----------         ----------
      TOTAL CURRENT ASSETS                 112,524            329,773
                                        ----------         ----------
  Leasehold Costs                          100,000                  -
                                        ----------         ----------
      TOTAL ASSETS                      $  212,524         $  329,773
                                        ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accrued Expenses                          24,938            103,426
                                        ----------         ----------

      TOTAL CURRENT LIABILITIES             24,938            103,426
                                        ----------         ----------
STOCKHOLDERS' EQUITY
  Series A Preferred Stock $.0001
    Par Value, Authorized 10,000,000
    Shares, Issued and Outstanding
    32,580 and 123,191 in 2011 and 2010          3                 12
  Common Stock, $.0001 Par Value,
    Authorized, 90,000,000 Shares, Issued
    and Outstanding 11,254,582, and
    11,214,582 in 2010 respectively          1,126              1,106
  Additional Paid-In Capital             2,784,503          1,190,229
  Accumulated Deficit-Since Quasi
   Re-organization-July 1, 2010         (2,598,046)                 -
                                        ----------         ----------
                                           187,586          1,191,347
Less Common Stock Subscriptions
  Receivable                                    --           (965,000)
                                        ----------         ----------
      TOTAL STOCKHOLDERS' EQUITY           187,586            226,347
                                        ----------         ----------

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                               $   212,524        $  329,773


                     The accompanying notes are an integral
                      part of these financial statements.

                           EARTH ENERGY RESERVES, INC.
                            STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                          Three Months Ended        Nine Months Ended
                                               March 31,                March 31,
                                          ------------------       -----------------
                                          2011          2010       2011         2010
                                          ----          ----       ----         ----
EXPENSES
  Salaries                                164,772         --       558,301         --
  Stock Based Compensation                428,646         --     1,572,885         --
  Geologist                                89,673         --        89,673         --
  General & Administrative                 25,561     96,404       377,777    145,569
                                        ---------  ---------    ----------  ---------
NET OPERATING LOSS                       (708,652)   (96,404)   (2,598,636)  (145,569)
                                        ---------  ---------    ----------  ---------
OTHER INCOME (EXPENSE)
  Interest Expense                             --     (5,839)           --    (15,136)
  Interest Income                              67         --           590         --
                                        ---------  ---------    ----------  ---------
TOTAL OTHER INCOME
 AND EXPENSE                                   67         --        (5,839)       590
                                        ---------  ---------    ----------  ---------
LOSS BEFORE INCOME TAXES                 (708,585)  (102,243)   (2,598,046) (160,705)
                                        ---------  ---------    ----------  ---------
INCOME TAXES                                   --         --            --         --
                                        ---------  ---------    ----------  ---------

NET LOSS                                $(708,585) $(102,243)  $(2,598,046) $(160,705)
                                        =========  =========   ===========  =========

BASIC AND DILUTED LOSS
 PER SHARE                              $   (0.06) $   (0.01)  $     (0.23) $   (0.02)

                                        =========  =========   ===========  =========
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING -
 BASIC AND DILUTED                     11,244,582  9,536,000    11,208,622  9,498,198
                                       ==========  =========    ==========  =========


                     The accompanying notes are an integral
                       part of these financial statements.

                          EARTH ENERGY RESERVES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                               Nine Months Ended
                                                   March  31,
                                               -----------------
                                               2011         2010
                                               ----         ----
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net Loss for the Period                     $(2,598,046)  $ (160,705)
Adjustments to Reconcile Net Loss
  To Net Cash used by Operating Activities
   Interest Expense - Related Party                  --        2,429
   Interest Expense - Compensation Payable           --        6,750
   Interest Expense - Majority Shareholder           --        2,957
   Employee Share Based Compensation          1,572,895           --
Change in Operating Assets and Liabilities
   Accrued Expenses                             (78,487)      91,078
                                            -----------   ----------
      NET CASH USED BY
       OPERATING ACTIVITIES                  (1,103,638)     (57,491)
                                            -----------   ----------
CASH FLOWS FROM
    INVESTING ACTIVITIES
  Deposit on Purchase of
   Oil and Gas Property                        (100,000)          --
                                            -----------   ----------
      NET CASH USED BY
       INVESTING ACTIVITIES                    (100,000)          --
                                            -----------   ----------
CASH FLOWS FROM
 FINANCING ACTIVITIES
  Sale of Common Stock                          112,000       70,000
  Proceeds from Subscription Receivable         965,000           --
  Re-Purchase and Retirement of Series A
   Preferred Stock                              (90,611)          --
                                            -----------   ----------
      NET CASH PROVIDED BY
       FINANCING ACTIVITIES                     986,389       70,000
                                            -----------   ----------
NET INCREASE (DECREASE) IN CASH                (217,249)      12,509
CASH AT BEGINNING OF PERIOD                     329,773       12,864
                                            -----------   ----------
CASH AT END PERIOD                          $   112,524   $   25,373
                                            ===========   ==========
SUPPLEMENTAL CASH FLOW DISCLOSURES
 Cash Paid During the Period for:
  Interest                                  $         -   $        -
                                            ===========   ==========
  Income Taxes                              $         -   $        -
                                            ===========   ==========

                   The accompanying notes are an integral
                     part of these financial statements.

                         EARTH ENERGY RESERVES, INC.
                         NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2011
                                   (Unaudited)

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

Basis of Presentation
---------------------
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at June 30, 2010. Operating results for the nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.

NOTE 2: EQUITY TRANSACTIONS

During the nine month period ended March 31, 2011, the company had the following stock transactions:

   - Sold 89,600 of its Series 2 units for $1.25 per unit. Each Series 2 Unit is comprised of one share of Common Stock, one Class A Warrant to purchase one share of Common Stock at $1.75 per share and one Class B Warrant to purchase one share of Common Stock at $2.25 per share.
   -  Received $112,000 in proceeds from sale of common stock.
   - Stock based employee compensation was recorded in the amount of $1,572,895.
   - Re-purchased and retired $90,611 of Series A Preferred Stock from it's majority shareholder. The preferred shares were re-purchased at $1.00 per share.

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

NOTE 4: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 12, 2011, the date which the financial statements were available to be issued.

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

Investing Activities. For the nine months ended March 31, 2011, the registrant made a deposit on the purchase of oil and gas property of $100,000. As a result, the registrant had net cash used by investing activities of $100,000 for the nine months ended March 31, 2011.

For the nine months ended March 31, 2010, the registrant did not pursue any investing activities.

Financing Activities. For the nine months ended March 31, 2011, we sold common stock for cash in the amount of $112,000, received proceeds from subscription receivable of $965,000 and re-purchased and retired Series A Preferred Stock of $90,611. As a result, we had net cash flows from financing activities of $986,289 for the nine months ended March 31, 2011.

For the nine months ended March 31, 2010, the registrant did not pursue any financing activities.

Results of Operations.   We have had only minimal revenue since
inception. Until completion of our recent private offering, most of our expenses have been paid by Galaxy Partners Ltd. Corp, a company controlled by James Hogue, an officer, director and principal shareholder of Earth Energy and through the sale of our common stock.

For the three months ended March 31, 2011 and 2010, Earth Energy received no revenues. For the three months ended March 31, 2011, the registrant had general and administrative expenses of $25,561 compared to $96,404 for the same period in 2010. The expenses for the three months ended March 31, 2011 consisted of basic operating expenses, expenses relating to stock sales and expenses relating to filing the required reports with the Securities and Exchange Commission under the Exchange Act of 1934. For the three months ended March 31, 2011, Earth Energy had salary expenses of $164,772 with stock based compensation valued at $428,646. Additionally, Earth Energy had geologist costs of $89,673. The substantial increase in salaries and stock based compensation was due to the addition of five employees, compensation to our officers and directors and severance payments to a former officer and director.

For the nine months ended March 31, 2011 and 2010, Earth Energy received no revenues. For the nine months ended March 31, 2011, the registrant had general and administrative expenses of $377,777 compared to $145,569 for the same period in 2010. These general and administrative expenses for the nine months ended March 31, 2011 consisted of basic operating expenses, expenses relating to stock sales and expenses relating to filing the required reports with the Securities and Exchange Commission under the Exchange Act of 1934.

For the nine months ended March 31, 2011, Earth Energy had expenses consisted of salaries of $558,301 with stock based compensation of $1,572,885 compared to $0 for the nine months ended March 31, 2010.
The substantial increase in salaries and stock based compensation was due to the addition of five employees, compensation to our officers and directors and severance payments to a former officer and director.

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


ITEM 4.  CONTROLS AND PROCEDURES

During the three months ended March 31, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2011. Based on this evaluation, our chief executive officer and chief principal financial officer have concluded such controls and procedures to be effective as of March 31, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

                     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 1A. RISK FACTORS
         Not applicable to smaller reporting companies

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine month period ended March 31, 2011, Earth Energy:

   - sold 89,600 of its Series 2 units to non-affiliates for $1.25 per unit. Each Series 2 Unit is comprised of one share of Common Stock, one Class A Warrant to purchase one share of Common Stock at $1.75 per share and one Class B Warrant to purchase one share of Common Stock at $2.25 per share.
   -  sold $112,000 in common stock to non-affiliates.
   - issued common stock based employee compensation which was recorded in the amount of $1,572,895.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  (REMOVED AND RESERVED)

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

Dated: May 16, 2011

EARTH ENERGY RESERVES, INC.

By:   /s/Steven A. Kranker
      ---------------------------
      Steven A. Kranker, Principal Executive Officer

By:   /s/Doyle Pennington
      ----------------------------
      Doyle Pennington, Interim Principal Financial Officer