Form 10-K
period 2011-06-30
Earth Energy Reserves, Inc.
filed 2011-10-13
CIK 1327557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2011

OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number:       000-51489

Earth Energy Reserves, Inc.

(formerly Asian American Business Development Company)

(Exact name of registrant in its charter)

Nevada	75-3000774
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

621 17th Street, Suite 1640, Denver, CO              80293

(Address of principal executive offices)                 (Zip Code)

Registrant's Telephone number, including area code:  (303) 297-0500

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

Yes [x] No[ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained hereof, and will not be contained, to will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated file” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ] Accelerated filer                  [ ]

Non-accelerated filer   [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $.0001 par value common stock held by non-affiliates of the registrant was approximately $0.00.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of October 13, 2011 was 11,769,782 shares of its $.0001 par value common stock.

No documents are incorporated into the text by reference.

EARTH ENERGY RESERVES, INC.

Form 10-K

For the Fiscal Year Ended June 30, 2011

Table of Contents

Part I

ITEM 1. BUSINESS	4
ITEM 1A. RISK FACTORS	8
ITEM 1B. UNRESOLVED STAFF COMMENTS	8
ITEM 2. PROPERTIES	8
ITEM 3. LEGAL PROCEEDINGS	8
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	8

Part II

Part III

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

Our current business plan has changed the nature of Earth Energy's business from investing, reinvesting, owning, holding, or trading in investment securities to an independent oil and gas company focused on the acquisition, drilling and production of oil and gas in the United States.  We are particularly focused on the application of contemporary under-balanced horizontal drilling technology in developing unconventional gas resources, primarily coal bed methane (CBM) gas reservoirs.  The board of directors believed that BDC regulation would be inappropriate for such activities.

Our principal geophysical areas of interest are Louisiana, Texas, Oklahoma, New Mexico, Arkansas, Alabama, West Virginia and Wyoming.

Our Business Strategy

Unconventional natural gas is located in areas where the permeability of the surrounding rock is too low to permit standard drilling techniques. As a result, extraction of this gas remained unprofitable until recently, when extraction technology evolved to the point where unconventional gas resources are now commercially viable.  We believe unconventional gas will comprise an increasingly larger market share of the U.S. domestic natural gas market. In addition, according to NYMEX commodity futures prices, natural gas prices are forecasted to rise during the next several years as the country recovers from the recession that began in late 2007. We believe that these factors indicate that now the timing is optimal to acquire attractive unconventional natural gas resources on favorable terms.

The key elements of our business strategy are to:

 -   Acquire unexplored or overlooked leaseholds located in unconventional gas areas (in particular, CBM gas reserve areas) that hold low-risk promise of large and wide-spread accumulations of natural gas reserves.

 -   Target select producing unconventional gas fields that we identify as under-developed by their current operator and that we believe we can achieve well-above average returns by re-developing these fields.

 -   Focus on cost efficiency and strive to keep development costs as low as possible, with a goal of reaching one-fourth of the current industry standard.

We seek to be a low-cost developer of unconventional gas fields by applying the latest multi-lateral horizontal drilling methods, in combination with non-damaging under-balanced drilling techniques. We will aim to optimize capital efficiency as we develop the full reserve potential of each field. While our horizontal applications are presently more proven for CBM reservoirs, we may consider shale gas resources as well.

We conduct an initial screening of each potential leasehold whereby we determine whether a horizontal well will likely recover 16 times the reserves per well at only four times the capital investment of a vertical well.  If the potential leasehold exceeds this threshold, we will undertake further investigation in order to evaluate whether the property meets our strategic and financial criteria.

We intend to control our overhead expenses and up-front costs in seismic data, hardware, software, geological and geophysical overhead and prospect generation.  We also intend to outsource our geological, geophysical, reservoir engineering and land functions and to maintain tight control over general and administrative expenses.

Planned Property Acquisition.  On July 26, 2011, Earth Energy entered into a letter of intent with a large mineral owner to enter an oil and gas lease of 71,900 acres in northern Louisiana for exploration and production of Coal Bed Methane reservoirs, known internally as the “NOLA-B” Project. The Company anticipates consummating the lease by October 26, 2011, with drilling to be initiated as soon as practical, but no later than one year from the lease date. An initial lease bonus payment of $719,000 will be paid by the Company upon signing of the lease.

On May 3, 2011, the Company entered into a letter of intent with an energy company to purchase various interests in producing oil and gas leases located in the state of Louisiana, internally known as the “NOLA-A” Project.  Until the definitive purchase agreement is executed by both companies, either company may terminate the negotiations regarding this proposed transaction, with or without cause.  The estimated purchase price is $1,050,000, subject to customary closing settlement adjustments. The Company anticipates signing the binding Purchase and Sale Agreement with the Seller on or about September 30, 2011, with closing anticipated at October 31, 2011.

In August 2010, the Company entered into a letter of intent with an energy company to purchase various interests in producing oil and gas leases located in the state of Louisiana, internally known as the “NOLA-C” Project, along with placing $100,000 earnest money deposit with the seller. On June 7, 2011, the negotiations and letter of intent were terminated, with the Company receiving a full refund of the $100,000 deposit. While the negotiations are presently in the terminated state, the Company is hopeful that the seller will in the future resume negotiations on what the Company considers an attractive acquisition candidate.

On April 21, 2011, the Company entered a letter of intent with an investment banking firm to secure an $8 million mezzanine debt facility to be used for the acquisition of the NOLA-A and NOLA-B properties, and early drilling operations on those properties. Presently, the institutional mezzanine lender is performing due diligence on the Company and the Properties, with anticipated closing of the debt facility in late October 2011.

Investing Activities.  For the year ended June 30, 2011, the registrant did not undertake any investing activities.

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

   -  Environmental Matters.   Oil and gas operations are subject to extensive federal regulation and, with respect to federal leases, to interruption or termination by governmental authorities on account of environmental and other considerations such as the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) also known as the “Super Fund Law.”  The trend towards stricter standards in environmental legislation and regulation could increase our costs and others in the industry.  Oil and gas lessees are subject to liability for the costs of clean-up of pollution resulting from a lessee’s operations, and may also be subject to liability for pollution damages.  We intend to obtain insurance against costs of clean-up operations, but we have no such insurance at this time and it is unlikely that we will be able to fully insure against all such risks.  A serious incident of pollution may also result in the Department of the Interior requiring lessees under federal leases to suspend or cease operation in the affected area.

The Oil Pollution Act of 1990 and regulations hereunder impose a variety of regulations on “responsible parties” related to the prevention of oil spills and liability for damages resulting from such spills in United States waters.  The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages.  While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of federal safety, construction or operating regulations.

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

Our operations will be subject to numerous federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. Such laws and regulations, among other things, impose absolute liability on the lessee for the cost of clean-up of pollution resulting from a lessee’s operations, subject the lessee to liability for pollution damages, may require suspension or cessation of operations in affected areas, and impose restrictions on the injection of liquids into subsurface aquifers that may contaminate groundwater.  Such laws could have a significant impact on our operating costs, as well as the oil and gas industry in general.  Federal, state and local initiatives to further regulate the disposal of oil and gas wastes are also pending in certain jurisdictions, and these initiatives could have a similar impact on us.  Our operations will also be subject to additional federal, state and local laws and regulations relating to protection of human health, natural resources, and the environment pursuant to which we may incur compliance costs or other liabilities.

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

Employees

As of October 13, 2011, we had four employees, including the chairman of the board of directors, president and chief executive officer, vice president of investor relations and vice president of administration-interim CFO.

We intend to use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, accounting, environmental and tax services.  [One Geologic Consultant, one engineering consultant and one accounting clerk are thus engaged on part-time Independent Contractor (1099) basis.]We will also seek alliances in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing.  We intend to rely on third parties to drill, produce and market our gas and oil. We believe that by limiting our personnel costs, we should be able to better control total costs and retain project management flexibility.

We intend to add full time management and operations personnel in the future, as our business strategy is implemented.

ITEM 1A.  RISK FACTORS

Not applicable

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.  PROPERTIES

Our corporate headquarters office is located at 621 17th Street, Suite 1640, Denver, CO 80293   These offices are approximately 2,357 square feet.  These premises are leased on a 30 month basis commencing in August 2010 for the average monthly lease payment of $2,884.

ITEM 3.  LEGAL PROCEEDINGS.

The registrant is not involved in any legal proceedings at this date.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

For the year ended June 30, 2011 no matters were submitted to a vote of the registrant’s security holders, through the solicitation of proxies.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Item 5(a)

a)  Market Information.  The registrant’s common stock is not traded over the counter.  We may apply for the listing of our common stock within the next twelve months.

b)  Holders.  At October 13, 2011, there were approximately 100 shareholders of the registrant.

c)  Dividends.  Holders of the registrant's common stock are entitled to receive such dividends as may be declared by its board of directors.  No dividends on the registrant’s common stock have ever been paid, and the registrant does not anticipate that dividends will be paid on its common stock in the foreseeable future.

d)  Securities authorized for issuance under equity compensation plans.

    Not applicable.

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.  In 2011, the Company sold 504,800 Series 2 units at $1.25 per unit to accredited investors in a Private Placement Memorandum.  Each unit consisted of one common share and one Class B Warrant to purchase one share of the Company’s common stock at an exercise price of $1.75 per common share and one Class C Warrant to purchase one share of the Company’s common stock at $2.25 per share. The warrants were immediately exercisable for a term of three years.

As of June 30, 2011, the Company recorded proceeds of $393,089 net of fees of $421 from stock sales and recorded another $237,500 in common stock subscriptions. Cash proceeds from the common stock subscriptions were received by the Company subsequent to year end.

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

We believe that there will be sufficient capital from recent equity financing and the proposed equity and debt financing to conduct operations for the next twelve months.

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

Investing Activities.  For the year ended June 30, 2011, the registrant made a deposit on the purchase of oil and gas property of $100,000. Negotiations on this property were terminated June 7, 2011 and the $100,000 deposit was refunded in full to the Company. As a result, the registrant had net cash used by investing activities of $0 for the year ended June 30, 2011.

For the six months ended June 30, 2010 and the year ended December 31, 2009, the registrant did not pursue any investing activities.

Financing Activities.  For the year ended June 30, 2011, we sold common stock for cash in the amount of $393,089, received proceeds from subscriptions receivable of $965,000 and re-purchased and retired Series A Preferred Stock of $90,611.  As a result, we had net cash flows from financing activities of $1,267,478 for the year ended June 30, 2011.

For the six months ended June 30, 2010, we sold common stock for $486,000.  We re-purchased and retired Series A Preferred Stock of $15,000.  As a result, we had net cash flows from financing activities of $471,000 for the six months ended June 30, 2010.

During the year ended December 2009, we sold common stock for $45,000.

Results of Operations.   We have had only minimal revenue since inception.  Until completion of our recent private offering, most of our expenses have been paid by Galaxy Partners Ltd. Corp, a company controlled by James Hogue, an officer, director and principal shareholder of Earth Energy and through the sale of our common stock.  For the year ended June 30, 2011, six months ended June 30, 2010, and year ended December 31, 2009, Earth Energy received no revenues.  For the year ended June 30, 2011, the registrant had general and administrative expenses of $507,129 compared to $208,460 for the six month period in 2010, or the $95,696 for the year ended December 31, 2009.

The expenses for the year ended June 30, 2011 consisted of salaries, stock based compensation, and the expense of hiring a geologist.  For the year ended June 30, 2011, Earth Energy had salary expenses of $689,133 with stock based compensation valued at $2,001,233, compared to the total salary and stock based compensation of $0 for both the six months ended June 30, 2010 and the year ended December 31, 2009.  Additionally, Earth Energy had geologist costs of $147,444, compared to $0 for the six months ended June 30, 2010 and the year ended December 31, 2009.  The substantial increase in salaries and stock based compensation was due to the addition of four employees, compensation to our officers and directors and severance payments to a former officer and director.

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

Earth Energy is not delinquent in any of its obligations even though Earth Energy has generated no operating revenues.  Earth Energy intends to pursue our business plan utilizing cash made available from the private sale of our securities and future operations.  Our management is of the opinion that the proceeds of the sales of its securities and future revenues will be sufficient to pay our expenses for the next twelve months.

Earth Energy is pursuing financing for its operations and seeking additional private investments.  In addition, Earth Energy is seeking to expand its revenue base.  Failure to secure such financing or to raise additional equity capital and to expand its revenue base may result in the Corporation not being able pay its obligations.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.”  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Accounting Standards Codification 820.

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

In June 2009, the FASB issued guidance under ASC 105, “Generally Accepted Accounting Principles.” This guidance established a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification. The Codification is the sole source for authoritative U.S. GAAP and supersedes all accounting standards in U.S. GAAP, except for those issued by the SEC. The guidance was effective for financial statements issued for reporting periods ending after September 15, 2009. The adoption had no impact on the Company’s financial position, cash flows or results of operations.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value,” related to fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value using one or more valuation techniques. This guidance is effective for the first reporting period beginning after issuance

In April 2009, the FASB updated its guidance under ASC 820, “Fair Value Measurements and Disclosures,” related to estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying circumstances that indicate a transaction is not orderly. The guidance was effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance did not have any impact on the Company’s results of operations

Also in April 2009, the FASB updated its guidance under ASC 825, “Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. The guidance was effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.

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

EARTH ENERGY RESERVES, INC.

Index to the Financial Statements

ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Earth Energy Reserves, Inc.

Estes Park, Colorado

We have audited the accompanying balance sheets of Earth Energy Reserves, Inc. as of June 30, 2011 and 2010, and the related statements of operations, changes of stockholders’ equity, and cash flows for the year ended June 30, 2011, the six month period ended June 30, 2010 and the year ended December 31, 2009.  Earth Energy Reserves, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Earth Energy Reserves, Inc. as of June 30, 2011 and 2010, and the results of its operations and its cash flows for the year ended June 30, 2011, the six month period ended June 30, 2010 and the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated minimal revenues from operations, has an accumulated deficit and a working capital deficiency at June 30, 2011, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/KWCO, PC

KWCO, PC

Odessa, Texas

October 13, 2011

EARTH ENERGY RESERVES, INC.

BALANCE SHEETS

ASSETS
	June 30,
	2011	2010
CURRENT ASSETS
Cash	$220,778	$329,773
TOTAL CURRENT ASSETS	220,778	329,773
TOTAL ASSETS	$220,778	$329,773

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued Expenses	$70,054	$103,426

TOTAL CURRENT LIABILITIES	70,054	103,426

STOCKHOLDERS' EQUITY
Series A Preferred Stock $.0001 Par Value,
Authorized 10,000,000 Shares, 32,580 and 123,191
Shares Issued and Outstanding in 2011 and 2010,
Respectively	3	12
Common Stock, $.0001 Par Value,
Authorized 90,000,000 Shares, 11,669,782 and 11,064,982
Issued and Outstanding Shares in 2011 and 2010,
Respectively	1,167	1,107
Additional Paid-In Capital	3,731,389	1,190,228
Accumulated Deficit-Since Quasi Re-organization on
July 1, 2010	(3,344,335)	-
	388,224	1,191,347
Less Stock Subscription Receivable	(237,500)	(965,000)

TOTAL STOCKHOLDERS' EQUITY	150,724	226,347

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$220,778	$329,773

The accompanying notes are an integral part of these financial statements.

EARTH ENERGY RESERVES, INC.
STATEMENTS OF OPERATIONS

		Six Months	Year Ended
	Year Ended	Ended	December 31,
	June 30, 2011	June 30, 2010	2009
EXPENSES
Salaries	$689,133	$ -	$ -
Stock Based Compensation	2,001,233	-	-
Geologist	147,444	-	-
General and Administrative	507,129	208,460	95,696

Total Operating Expenses	3,344,939	208,460	95,696

NET OPERATING LOSS	(3,344,939)	(208,460)	(95,696)

OTHER INCOME(EXPENSE)
Interest Income	604	-	-
Interest Expense	-	(5,838)	(18,332)

LOSS BEFORE INCOME TAXES	(3,344,335)	(214,298)	(114,028)

INCOME TAXES	-	-	-

NET LOSS	$(3,344,335)	$(214,298)	$(114,028)

BASIC AND DILUTED LOSS
PER SHARE	$(0.30)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING -
BASIC AND DILUTED	11,276,413	9,797,000	9,456,000

The accompanying notes are an integral part of these financial statements.

EARTH ENERGY RESERVES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2009, SIX MONTHS ENDED JUNE 30, 2010, AND
YEAR ENDED JUNE 30, 2011
	Preferred		Common		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Totals
BALANCE, December 31, 2008	-	$ -	9,427,000	$ 943	$5,502,357	$(5,729,800)	$(226,500)
Sale of Common Stock	-	-	45,000	5	44,995	-	45,000
Net Loss	-	-	-	-	-	(114,028)	(114,028)
BALANCE, December 31, 2009	-	-	9,472,000	948	5,547,352	(5,843,828)	(295,528)
Common Shares Issued for Rent	-	-	25,000	3	24,997	-	25,000
Sale of Common Shares as Part of
Private Placement Memorandum,
Net of Sales Commissions of $15,000	-	-	501,000	49	485,951	-	486,000
Debt Settlement for Common Shares	-	-	101,982	10	101,972	-	101,982
Debt Settlement for Preferred Shares	138,191	14	-	-	138,177	-	138,191
Re-purchased and Retirement of Preferred
Treasury Shares	(15,000)	(2)	-	-	(14,998)	-	(15,000)
Accounts Receivable Stock						-	-
Subscriptions	-	-	965,000	97	964,903	-	965,000
Net Loss	-	-	-	-	-	(214,298)	(214,298)
BALANCE, June 30, 2010	123,191	12	11,064,982	1,107	7,248,354	(6,058,126)	1,191,347
Quasi-Reorganization July 1, 2010	-	-	-	-	(6,058,126)	6,058,126	-
BALANCE, June 30, 2010-Restated for
Quasi-Reorganization July 1, 2010	123,191	12	11,064,982	1,107	1,190,228	-	1,191,347
Sale of Common Shares as Part of
Private Placement Memorandum	-	-	314,800	31	393,058	-	393,089
Accounts Receivable Stock
Subscriptions	-	-	190,000	19	237,481	-	237,500
Stock Based Compensation-Common Stock			100,000	10	99,012		99,022
Stock Based Compensation	-	-	-	-	1,902,211	-	1,902,211
Re-purchased and Retirement of Preferred
Treasury Shares	(90,611)	(9)	-	-	(90,601)	-	(90,610)
Net Loss	-	-	-	-	-	(3,344,335)	(3,344,335)
BALANCE, June 30, 2011	32,580	$ 3	11,669,782	$1,167	$3,731,389	$(3,344,335)	$388,224

	The accompanying notes are an integral part of these financial statements.

EARTH ENERGY RESERVES, INC.
STATEMENTS OF CASH FLOWS
		Six Months	Year Ended
	Year Ended	Ended	December 31,
	June 30, 2011	June 30, 2010	2009
CASH FLOWS FROM
OPERATING ACTIVITIES
Net Loss for the Period	$(3,344,335)	$(214,298)	$(114,028)
Adjustments to Reconcile Net Loss
To Net Cash used by Operating Activities
Employee Share Based Compensation	2,001,233	-	-
Interest Expense - Related Party	-	1,939	6,737
Interest Expense - Majority Shareholder	-	1,650	2,596
Interest Expense - Compensation Payable	-	2,250	9,000
Common Shares Issued for Rent		25,000	-
Change in Operating Assets and Liabilities
Advance from Related Party	-	-	12,000
Accrued Expenses	(33,371)	41,292	31,241
NET CASH USED BY
OPERATING ACTIVITIES	(1,376,473)	(142,167)	(52,454)

CASH FLOWS FROM
FINANCING ACTIVITIES
Sale of Common Shares	393,089	486,000	45,000
Proceeds from Subscriptions Receivable	965,000
Re-purchase and Retirement of Series A Preferred Stock	(90,611)	(15,000)	-
NET CASH PROVIDED BY
FINANCING ACTIVITIES	1,267,478	471,000	45,000

NET INCREASE (DECREASE) IN CASH	(108,995)	328,833	(7,454)

CASH AT BEGINNING OF PERIOD	329,773	940	8,394

CASH AT END OF PERIOD	$220,778	$329,773	$ 940
The accompanying notes are an integral part of these financial statements.

EARTH ENERGY RESERVES, INC.

STATEMENTS OF CASH FLOWS (Continued)

		Six Months	Year Ended
	Year Ended	Ended	December 31,
	June 30, 2011	June 30, 2010	2009

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid During the Period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Non-cash Investing and Financing Activities:
Common Stock Par Value	$-	$10	$-
Preferred Stock Par Value	-	14	-
Additional Paid in Capital	-	240,149	-
Notes Payable Related Party	-	(129,410)	-
Compensation Payable	-	(75,000)	-
Accrued Interest - Related Party	-	(8,780)	-
Accrued Interest	-	(26,983)	-
Quasi Reorganization--Decrease in Accumulated Deficit	6,058,126	-	-
Quasi Reorganization-Decrease in Paid in Capital	(6,058,126)	-	-
Receivable from Sale of Stock Subscriptions	(237,500)	(965,000)	-
Common Shares	19	97	-
Additional Paid in Capital for Sale of Stock Subscriptions	237,481	964,903	-
	$-	$-	$-

EARTH ENERGY RESERVES, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2011 and 2010

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Earth Energy Reserves, Inc., (the “Company”) formerly Asian American Business Development Company was incorporated in the State of Nevada on February 12, 2002 as Wiltex First, Inc.  On March 10, 2005, the Company filed a certificate of amendment with the State of Nevada changing its name to Asian American Business Development Company and on March 13, 2006, the Company's name was changed to Earth Energy Reserves, Inc.

On August 11, 2010, the Company changed its fiscal year to June 30.  These financial statements include the audited financial statements for the years ended December 31, 2009 and June 30, 2011, and the six month transition period ended June 30, 2010.

A related company owned by the major shareholder and the major shareholder of the Company, have managed and financed the Company since inception.

Purpose

In July 2007, the management of the Company made the decision to concentrate its efforts to enter the oil and gas industry.  The Company intends to become an independent oil and natural gas company engaged in the acquisition, drilling and production of oil and gas, with areas of interest primarily in Texas, Oklahoma, Louisiana, Montana, and Wyoming.  In 2007 the Company purchased two oil and gas leases and recognized its first oil revenues in November 2007.  Subsequently, these leases were either sold or impaired.  Currently the Company is negotiating the purchase of oil and gas leases in Louisiana.

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

JUNE 30, 2011 and 2010

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

Net Loss Per Common Share

Diluted net (loss) earnings per share reflects the potential dilution of securities by adding common stock equivalents, including warrants in the weighted-average number of common shares outstanding for a period, if dilutive.  All potentially dilutive securities have been excluded from the computation, as their effect is anti-dilutive for the year ended June 30, 2011, the six month transition period ended June 30, 2010 and for the years ended December 31, 2009.

Cash and Cash Equivalents

The Company considers any highly liquid investments with maturities of three months or less on the date of purchase to be cash equivalents.  The Company had no cash equivalents at June 30, 2011 or 2010.

Concentration of Credit Risk and Fair Value of Financial Instruments

The Company maintains cash balances at financial institutions, which at times exceed federally insured amounts.  The Company has not experienced any losses in such accounts.

The carrying amounts of financial instruments including cash, and accrued expenses approximate their fair values at June 30, 2011 and 2010.

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

ASC 820 specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions.  These three types of inputs have created the following fair value hierarchy:

EARTH ENERGY RESERVES, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011 and 2010

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Level 1

Quoted prices in active markets for identical assets or liabilities.

Level 2

Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted price for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market date.

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The following table summarizes our financial assets and liabilities measured and reported in the Company’s statement of financial position at fair value as of June 30, 2011 and 2010 segregated among the appropriate levels within the fair value hierarchy:

Quoted Prices in

	Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2010:
Common Stock Issued for Rent	$ -	$25,000	$ -

As of June 30, 2011:
Stock Based Compensation	$ -	$2,001,233	$ -

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

JUNE 30, 2011 and 2010

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

In addition, the capitalized costs are subject to a “ceiling test”, which basically limits such costs to the aggregate of the “estimated present value,” discounted at a 10 percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

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

Reclassification

Certain previously reported financial information has been reclassified to conform to the current year’s presentation.  The impact of such reclassification was not significant to the prior years’ overall presentation.

Impairment of Long-Lived Assets

The Company adheres to guidance under ASC 360 in accounting for the impairment or disposal of long-lived assets.   The guidance evaluates the carrying value of its oil and gas leases and equipment whenever a change in circumstances indicates that the carrying value may not be recoverable from the undiscounted future cash flows.  If impairment exists, the net book values are reduced to fair values as warranted.

Stock Based Compensation

The Company records stock-based compensation in accordance with Share-Based Payments of the FASB Accounting Standards Codification, which requires the measurement and recognition of compensation expense based on estimated fair values for all shared-based awards made to employees and directors, including stock options and common stock issuances.

Share-Based Payments requires companies to estimate the fair value of the share-based awards on the date of grant using an option-pricing mode.  The Company uses the Black-Scholes option-pricing model as its method of determining fair value.  This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables.  These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

EARTH ENERGY RESERVES, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011 and 2010

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.” This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Accounting Standards Codification (“ASC”) 820. ASU 2010-06 amends ASC 820 to now require: (1) a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of existing disclosures. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company has complied with the additional disclosures required by this guidance upon its adoption in January 2010.

In June 2009, the FASB issued guidance under ASC 105, “Generally Accepted Accounting Principles.” This guidance established a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification. The Codification is the sole source for authoritative U.S. GAAP and supersedes all accounting standards in U.S. GAAP, except for those issued by the SEC. The guidance was effective for financial statements issued for reporting periods ending after September 15, 2009. The adoption had no impact on the Company’s financial position, cash flows or results of operations.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value,” related to fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value using one or more valuation techniques. This guidance is effective for the first reporting period beginning after issuance.

In April 2009, the FASB updated its guidance under ASC 820, “Fair Value Measurements and Disclosures,” related to estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying circumstances that indicate a transaction is not orderly. The guidance was effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance had no impact on the Company’s results of operations.

Also in April 2009, the FASB updated its guidance under ASC 825, “Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. The guidance was effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance had no impact on the Company’s results of operations.

EARTH ENERGY RESERVES, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011 and 2010

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

NOTE 3: RELATED PARTY TRANSACTIONS

In March 2010, the Company issued 138,191 of its Series A Preferred Stock in settlement of outstanding related party debt of $129,411 plus accrued interest of $8,780. In the six month period ended June 30, 2010, 15,000 shares of Series A Preferred Stock were re-purchased at $1.00 per share. There were 90,611 shares of the Series A Preferred Stock re-purchased at $1.00 per share during the year ended June 30, 2011. The preferred shares were issued to the Company’s majority shareholder and an entity wholly owned by that same shareholder.  The preferred shares were valued and are redeemable at $1 per share.  Valuation of these shares was based on the subscription price of common shares sold. The following is a detail of that transaction:

	Note Payable Related Party	Majority Shareholder	Accrued Majority Shareholder	Series A Preferred Stock
Balance, December 31, 2009	$96,960	$32,450	$5,192
Accrued Interest at 8%	-	-	3,589
Related Party Debt Converted to Series A Preferred Stock	$96,960	$32,450	$8,781	$138,191
	=======	======	======	=======

EARTH ENERGY RESERVES, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011 and 2010

NOTE 4: FEDERAL INCOME TAXES

Total income tax benefit is less than the amount computed by multiplying the loss before income taxes by the statutory federal income tax rate.  The reasons for the difference and the related tax effects for the year ended June 30, 2011, the six month period ended June 30, 2010 and for the year ended December 31, 2009 are:

	2011	2010	2009
Tax benefit at statutory rates of 34%	$1,137,074	$72,861	$38,770
Non-deductible expense	(34,000)	(8,500)	-
Change in valuation allowance	(1,103,074)	(64,361)	(38,770)
Net income tax benefit	$ -	$ -	$ -
	========	======	======

The components of the deferred tax assets are as follows:

	June 30,	June 30,	December 31,
	2011	2010	2009
Deferred Tax Assets
Net Operating Loss Carryforward	$1,463,517	$342,169	$277,808
Other	-	18,274	18,274
Total Deferred Tax Assets	1,463,517	360,443	296,082
Less Valuation Allowance	(1,463,517)	(360,443)	(296,082)
	$ -	$ -	$ -
	========	=======	=======

The Company has no deferred tax liabilities.

At June 30, 2011, the Company had federal income tax net operating loss carryforwards of approximately $1,463,000 to offset future taxable income, which begins to expire in 2024; therefore, there was no income tax expense or payable as of June 30, 2011.

NOTE 5: STOCKHOLDERS’ EQUITY

The Company had the following stock transactions during the year ended June 30, 2011:

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

EARTH ENERGY RESERVES, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011 and 2010

NOTE 5: STOCKHOLDERS’ EQUITY–(Continued)

The following is the effect of the quasi-reorganization of the Company at July 1, 2010:

	Prior to Quasi-Reorganization	Adjustment	Subsequent to Quasi-Reorganization
Series A Preferred Stock	$ 12	$ -	$ 12
Common Stock	1,107	-	1,107
Additional Paid-In Capital	7,248,354	6,058,126	1,190,228
Retained Deficit	6,058,126	6,058,126	-
Total Stockholders' Equity	$1,191,347	$ -	$1,191,347
	=========	========	=========

In 2011, the Company sold 504,800 Series 2 units at $1.25 per unit to accredited investors in a Private Placement Memorandum.  Each unit consisted of one common share and one Class B Warrant to purchase one share of the Company’s common stock at an exercise price of $1.75 per common share and one Class C Warrant to purchase one share of the Company’s common stock at $2.25 per share. The warrants were immediately exercisable for a term of three years.

As of June 30, 2011, the Company recorded proceeds of $393,089 net of fees of $421 from stock sales and recorded another $237,500 in common stock subscriptions. Cash proceeds from the common stock subscriptions were received by the Company subsequent to year end.

100,000 shares of the Company’s common stock were issued to a former employee of the Company pursuant to an employee agreement.  The shares vested at July 1, 2010 and were valued at $99,022 using the Black-Scholes pricing model with a volatility of 147.89%.  The same employee was granted 8,331 options valued at $4,430 using the same Black-Scholes pricing model with a volatility of 147.89%.

Stock based employee compensation has been recorded in the amount of $2,001,233.

The Company had the following stock transactions during the six month period ended June 30, 2010.

Issued 101,982 shares of the Company’s common stock in settlement of accrued compensation of $75,000 plus accrued interest $26,982.

Issued 138,191 shares of Company’s Series A Preferred Stock in settlement of outstanding related party debt of ($129,411) plus accrued interest ($8,780). The shares were issued to the Company’s majority shareholder and an entity which is one hundred percent (100%) owned by the majority shareholder.  The preferred shares are redeemable at the option of the Company in the future at $1.00 per share.

The Company repurchased and retired 15,000 shares of its Series A Preferred Stock.  The preferred shares were re-purchased at $1.00 per share.

The Company issued 25,000 of its Series 1 units for office rent valued at $1.00 per unit ($25,000).  Each unit consists of one common share and one warrant to purchase one common share at an exercise price of $1.50 per common share.

EARTH ENERGY RESERVES, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011 and 2010

NOTE 5: STOCKHOLDERS’ EQUITY–(Continued)

In order to raise additional capital in 2010, the Company sold 1,466,000 Series 1 units at $1 per unit to accredited investors.  Each unit consisted of one common share and one warrant to purchase one common share at an exercise price of $1.50 per common share.  The warrants were immediately exercisable for a term of three years.

As of June 30, 2010, the Company recorded proceeds of $501,000 from stock sales and recorded another $965,000 in common stock subscription. Cash proceeds from the common stock subscriptions were received by the Company subsequent to year end.

Stock Based Compensation

On July 1, 2010, the Company awarded 4,300,000 shares of the Company’s common stock and 1,183,331 options to purchase the Company’s common stock as incentives pursuant to employment agreements for several of its key employees, officers, and directors.  These shares and options vest as follows:

Years Ended July 31	Shares	Options
2011	100,000	258,333
2012	100,000	158,333
2013	100,000	158,334
2014	2,666,000	100,000
2015-2019	1,334,000	500,000
	4,300,000	1,175,000
	=======	=======

The stock options and common shares were valued using the Black-Scholes pricing model with a volatility of 147.89%, a risk-free interest rate of .22%, a five year expected life and no expected annual dividend.  For the year ended June 30, 2011 stock-based compensation was valued at $1,507,331 for the common shares and $493,902 for the stock options for the year ended July 31, 2011.  There was no stock-based compensation expense for the six-month period ended June 30, 2010.

Warrants

When the Company sells common stock to investors, each investor receives three year warrants to purchase an equal number of shares of the Company’s common stock.  Warrants issued in 2009 and 2010 have an exercise price of $1.50.  Class B warrants issued in 2011 have an exercise price of $1.75 and Class C warrants also issued in 2011 have an exercise price of $2.25.

EARTH ENERGY RESERVES, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011 and 2010

NOTE 5: STOCKHOLDERS’ EQUITY–(Continued)

The following is a summary of warrant activity:

Number of Warrants
Warrants Outstanding, December 31, 2008	542,000
Issuances	45,000
Expirations	(482,000)

Warrants Outstanding, December 31, 2009	105,000
Issuances	1,491,000
Expirations	(10,000)

Warrants Outstanding, June 30, 2010	1,586,000
Issuances	1,009,600
Expirations	(25,000)

Warrants Outstanding, June 30, 2011	2,570,600

Warrants issued in 2007 expired in 2010 and warrants issued in 2008 expired in 2011.  Warrants issued in 2009, 2010 and 2011 expire in 2012, 2013, and 2014, respectively.

NOTE 6: STOCK OPTION PLAN

On May 1, 2005, the Board of Directors adopted the Company's 2005 non-statutory stock option plan ("Plan") whereby the Company reserved 5,000,000 of its authorized but un-issued common stock for issuance under the Plan.  As of June 30, 2011, 2010, and December 31, 2009, no stock options were granted under the Plan.

NOTE 7: SUBSEQUENT EVENTS

On May 3, 2011, the Company entered into a letter of intent with an energy company to purchase various interests in producing oil and gas leases located in the state of Louisiana, internally known as the “NOLA-A” Project.  Until the definitive purchase agreement is executed by both companies, either company may terminate the negotiations regarding this proposed transaction, with or without cause.  The estimated purchase price is $1,050,000, subject to customary closing settlement adjustments. The Company anticipates signing the binding Purchase and Sale Agreement with the Seller on or about September 30, 2011, with closing anticipated at October 31, 2011.

On July 26, 2011 the Company entered into a letter of intent with a large mineral owner to enter an oil and gas lease of 71,900 acres in northern Louisiana for exploration and production of Coal Bed Methane reservoirs, known internally as the “NOLA-B” Project. The Company anticipates consummating the lease by October 26, 2011, with drilling to be initiated as soon as practical, but no later than one year from the lease date.  An initial lease bonus payment of $719,000 will be paid by the Company upon signing of the lease.

EARTH ENERGY RESERVES, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011 and 2010

NOTE 7: SUBSEQUENT EVENTS (continued)

In August 2010, the Company entered into a letter of intent  with an energy company to purchase various interests in producing oil and gas leases located in the state of Louisiana, internally known as the “NOLA-C” Project, along with placing $100,000 earnest money deposit with the seller. On June 7, 2011, the negotiations and letter of intent were terminated, with the Company receiving a full refund of the $100,000 deposit. While the negotiations are presently in the terminated state, the Company is hopeful that the seller will in the future resume negotiations on what the Company considers an attractive acquisition candidate.

On April 21, 2011, the Company entered a letter of intent with an investment banking firm to secure an $8 million mezzanine debt facility to be used for the acquisition of the NOLA-A and NOLA-B properties, and early drilling operations on those properties. Presently, the institutional mezzanine lender is performing due diligence on the Company and the Properties, with anticipated closing of the debt facility in late October 2011.

On July 15, 2011, the Company engaged the services of Heritage Fincorp to act as Managing Broker Dealer in the raising of $15 million (with optional extension to a $30 million offering) in equity, via Private Placement. The July 1, 2011 Private Placement Memorandum offers the Company’s Series 3 Units, consisting of one common share of the Company’s Stock and two warrants to purchase shares of stock. Series 3 Units are priced at $1.50 each, with an initial 10 million Units offered, with optional extension to 20 million Units.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2011.  Based on this evaluation, our chief executive officer and chief principal financial officer have concluded such controls and procedures to be effective as of June 30, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of Steven A. Kranker, Principle Executive Officer, and Doyle Pennington, the Interim Principal Financial Officer.  It is their responsibility to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Mr. Kranker and Mr. Pennington have evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

Mr. Kranker and Mr. Pennington assessed the effectiveness of our internal control over financial reporting as of June 30, 2011, and concluded that it is effective for the reasons discussed above.

This annual report does not include an attestation report of the registrant’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting:

Steven A. Kranker, Principle Executive Officer, and Doyle Pennington, the Interim Principal Financial Officer, have evaluated changes in our internal controls over financial reporting that occurred during the year ended June 30, 2011.  Based on that evaluation, Mr. Kranker and Mr. Pennington, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL

           PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH

           SECTION 16(a) OF THE EXCHANGE ACT

Our management consists of:

Name	Title	Term
James E. Hogue, age 75	Chairman of the Board	Inception to Present
	Chief Executive Officer, Controller, Chief Financial Officer	Inception to June 30, 2010

James R. Phillips, age 63	Vice President, Secretary/ Treasurer and Director	Inception to present

Steven A. Kranker, age 50	Chief Executive Officer, President and Director	July 1, 2010 to present

Doyle Pennington, age 66	Interim Chief Financial V.P. of Administration and Investor Relations and Director	July 1, 2010 to present

James E. Hogue, Chairman and President

Mr. Hogue has served as chairman of Earth Energy since inception.  He has over 40 years experience in the petroleum industry, prior to founding Earth Energy Reserves. He is currently President of Galaxy Partners Limited Corp, an advisory service to public companies. From 1996 to 1999 he was President, Chief Operating Officer and a Director of Cotton Valley Resources Corporation, a publicly traded oil and gas exploration and production company.  Mr. Hogue earlier served as an officer of several energy companies: Martex Oil and Gas, Inc (President), Mayco Petroleum, Inc (President and Founder), Union Crude Oil Company (President), and Hogue Diamond Drill Bit Manufacturing Company (President), as well as relevant experience employed with Sargent Diamond Bit, Inc. (Core Engineer) and Leatherwood Company (Driller).

James R. Phillips, Jr., Vice President, Secretary, Treasurer and Director

Mr. Phillips has served as Secretary/Treasurer of the Company since March 2005.  Prior to joining us, from 1984 to 2005, Mr. Phillips was a financial consultant, registered investment advisor at E. F. Hutton and Raymond James and Associates, Inc., Waco, Texas. Mr. Phillips holds numerous business registrations and licenses, including Registered Securities Representative, Registered Investment Advisor, Securities Licenses Series Seven, Series Six, Series 24, Insurance and Annuities. Mr. Phillips graduated from Texas Tech University with a Bachelor of Business Administration in Finance and Banking.

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

Doyle Pennington, Vice President of Administration and Investor Relations and Director.

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

Committees of the Board of Directors

Concurrent with having sufficient members and resources, Earth Energy’s board of directors will establish an audit committee, investment committee and a compensation committee.  The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls.  The investment committee will review and approve all investments in excess of $25,000 and assist in determining the carrying values of portfolio investments.  The compensation committee will manage the stock option plan and review and recommend compensation arrangements for the officers.

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

Stock Option Plan

On May 1, 2005, the board of directors adopted Earth Energy 2005 non-statutory stock option plan whereby Earth Energy reserved 5,000,000 of its authorized but un-issued common stock for issuance under the Plan.  As of June 30, 2011, no stock options were granted under the plan.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the registrant must file a Form 4 reporting the acquisition or disposition of registrant's equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply.  Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the registrant's fiscal year.  Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder.  To our knowledge, based solely on a review of the copies of these reports furnished to it, our officers, directors and 10% control persons have not complied with applicable Section 16(a) filing requirements during the years ended June 30, 2011.  The officers, directors and 10% control persons have represented that the required reports will be filed on or before October 20, 2011.

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

Employment Agreement for Steven A. Kranker

In July 2010, we entered into an employment agreement with Mr. Steven A. Kranker, our president and chief executive officer. Mr. Kranker’s employment agreement is a four year term and provides that he will receive:

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

(3) 4,000,000 Earth Energy common shares, fully paid and nonassessable, for a purchase price of $400, payable in cash at the time of issue, which restricted shares shall remain unvested and subject to forfeiture upon termination of Mr. Kranker’s employment unless one of the following events occurs prior to such termination:

(a) Mr. Kranker continues to be employed by us on February 1, 2013, in which event 665,000 shares will vest on that date and become nonforfeitable, with the remaining shares vesting in equal installments of 667,000 shares on the first day of every third month thereafter so long as Mr. Kranker continues to be employed by us; or

(b) Our common shares are traded on a national stock exchange and the average reported closing price of our common shares on the principal stock exchange or other market is $5.00 or more for 20 consecutive trading days, in which event (i) 50% of the shares will become vested and nonforfeitable on that date, and (ii) the remaining 50% of the shares will become vested and nonforfeitable on the January 1 immediately following the date on which the first 50% of the shares vested. Upon Mr. Kranker’s termination or demotion coincident with a change of control, all unvested shares shall immediate become vested and nonforeitable.

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

Effective October 28, 2010, William A. Sikora was no longer an officer of the Company.  As of that date, Mr. Sikora had been awarded 100,000 vested shares and 8,331 stock options, with the balance of the prior grants being forfeited upon his departure.

Effective July 1, 2010, the Company entered into an offer of employment letter with its Chairman of the Board.  The terms of the offer of employment letter provide for an annual salary of $175,000 and a grant of 75,000 nonqualified stock options.  Stock options have a 10 year expiration, a $1.00 exercise price, and a 3 year vesting schedule.

Effective July 1, 2010, the Company entered into an offer of employment letter with the Vice President of Administration.  The offer of employment letter provides for an annual salary of $120,000, 50,000 nonqualified stock options, and a grant of 200,000 shares of the Company’s restricted common shares to be earned over a 2 year vesting schedule. Stock options have a 10 year expiration, a $1.00 exercise price, and a 3 year vesting schedule.

Board of Directors Compensation.  Currently board members receive no special compensation for meetings or time incurred.  Director liability insurance may be provided to all members of the board of directors.

Outstanding Equity Awards

The following table sets forth the outstanding stock options to the registrant's officers and directors:

Option Awards

In July 2010, we issued incentive stock options to purchase 1,250,000 common shares to our officers and directors.

Outstanding Equity Awards at October 13, 2011

Name	Number of Securities Underlying Unexercised Options/ Exercisable	Number of Securities Underlying Unexercised Options/ Unexercisable	Option Exercise Price	Option Expiration Date
James E. Hogue	75,000	-	1.00	-
James Phillips	50,000	-	1.00	-
Steven A. Kranker	1,000,000	-	1.00	(1)
W.A. Sikora	8,313	-	1.00
Doyle Pennington	50,000	-	1.00

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

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information regarding the beneficial ownership of common shares as of October 13, 2011 by: (i) each current director and nominee for director; (ii) all executive officers and current directors of Earth Energy as a group; and (iii) all stockholders known by Earth Energy to be beneficial owners of more than five percent of the outstanding common shares or preferred shares.  The information in this table is based solely on a review by Earth Energy of its capital stock transfer records and on publicly available filings made with the SEC by or on behalf of the stockholders listed below, and is based on 11,669,782 outstanding common shares.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
James E. Hogue
671 Heinz Parkway
Estes Park, CO 80517	4,000,000	36.20%

James R. Phillips
6801 Sanger Avenue
Suite 101
Waco, TX 76710	1,540,000	13.90%

Steven Kranker(1)
621 17th Street
Denver, CO 80293	0	0.00%

Doyle Pennington(2)
2850 Wildwood Lane
Estes Park, CO 80517	101,000	0.90%

Officers and Directors as a group (4 members)	5,641,000	51.00%

(1)In July 2010, Earth Energy authorized a restricted stock grant to Mr. Kranker of 4,000,000 common shares subject to vesting terms over a four year period and forfeiture in the event of certain employment termination conditions.

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

Warrants. There are 2,570,600 warrants issued and outstanding at June 30, 2011, held by approximately 100 warrant holders.  The Class B warrants enable holders to purchase common stock at $1.75 per share at any time prior to expiration, and Class C warrants enable holders to purchase common stock at $2.25 per share.  45,000 warrants expire in 2012, 1,491,000 warrants expire in 2013, and 1,009,600 warrants expire in 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In March 2010, the Company issued 138,191 of its Series A Preferred Stock in settlement of outstanding related party debt of $129,411 plus accrued interest of $8,780. In the six month period ended June 30, 2010, 15,000 shares of Series A Preferred Stock were re-purchased at $1.00 per share. There were 90,611 shares of the Series A Preferred Stock re-purchased at $1.00 per share during the year ended June 30, 2011. The preferred shares were issued to the Company’s majority shareholder and an entity wholly owned by that same shareholder.  The preferred shares were valued and are redeemable at $1 per share.  Valuation of these shares was based on the subscription price of common shares sold. The following is a detail of that transaction:

	Note Payable Related Party	Majority Shareholder	Accrued Majority Shareholder	Series A Preferred Stock
Balance, December 31, 2009	$96,960	$32,450	$5,192
Accrued Interest at 8%	-	-	3,589
	-----------	------------	----------
Related Party Debt Converted to Series A Preferred Stock	$96,960	$32,450	$8,781	$138,191
	=======	=======	======	========

Director Independence

Earth Energy’s board of directors consists of James Hogue, James Phillips, Steven Kranker, Doyle Pennington.  None of the directors are independent as such term is defined by a national securities exchange or an inter-dealer quotation system.  For the year ended June 30, 2011, the six months ended June 30, 2010 and for year ended December 31, 2009, there were no transactions with related persons other than as described in the section above entitled “Item 11.  Executive Compensation”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees.  For the year ended June 30, 2011, the six months ended June 30, 2010, and the year ended December 31, 2009, we incurred aggregate fees and expenses of approximately $66,864, $49,738 and $27,293 respectively, from Killman, Murrell & Company, PC.  Such fees included work completed for our annual audits and for the review of our financial statements included in our Forms 10-Q.

Tax Fees. For the year ended June 30, 2011, the six months ended June 30, 2010 and the year ended December 31, we did not incur any aggregate tax fees and expenses from Killman, Murrell & Company, PC for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. For the year ended June 30, 2011, the six months ended June 30, 2010 and the year ended December 31, 2009, we did not incur any other fees from Killman, Murrell & Company, PC.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, June 30, 2011 and 2010

Statements of Operations for the year ended June 30, 2011, the six months ended June 30, 2010, and the year ended December 31, 2009.

Statements of Stockholders’ Equity for the year ended December 31, 2009, six months ended June 30, 2010, and year ended June 30, 2011

Statements of Cash Flows for the year ended June 30, 2011, the six months ended June 30, 2010, and the year ended December 31, 2009.

Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:  None

(a)(3) Exhibits

The following of exhibits are filed with this report:

 Exhibits

    Exhibit 31 - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    Exhibit 32 - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    101.INS**   XBRL Instance Document

    101.SCH**   XBRL Taxonomy Extension Schema Document

    101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document

    101.DEF**   XBRL Taxonomy Extension Definition Linkbase Document

    101.LAB**   XBRL Taxonomy Extension Label Linkbase Document

    101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document

All above mentioned exhibits filed herewith

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Earth Energy has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    October 13, 2011

Earth Energy Reserves, Inc.

/s/Steven A. Kranker

By: Steven A. Kranker, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Earth Energy and in the capacities and on the dates indicated.

/s/Steven A. Kranker	Principal Executive Officer	10/13/11
Steven A. Kranker	Director

/s/Doyle Pennington	Interim Principal Financial Officer	10/13/11
Doyle Pennington

/s/James E. Hogue	Chairman of the Board	10/13/11
James E. Hogue

/s/James R. Phillips, Jr.	Director	10/13/11
James R. Phillips, Jr.