Form 10-Q
period 2011-09-30
Earth Energy Reserves, Inc.
filed 2011-11-21
CIK 1327557

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2011

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number  000-51489

Earth Energy Reserves, Inc.

 (Exact name of registrant as specified in its charter)

NEVADA	75-3000774
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

621 17th Street, Suite 1640, Denver, CO	80293
(Address of principal executive offices)	(Zip Code)

(303) 297-0500

 (Registrant's telephone number, including area code)

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

November 21, 2011:

Common Stock  -  11,747,282

EARTH ENERGY RESERVES, INC.

FORM 10-Q

For the quarterly period ended September 30, 2011

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	14
Item 1A. Risk Factors	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults upon Senior Securities	14
Item 4. (Removed and Reserved)	14
Item 5. Other Information	14
Item 6. Exhibits	14

SIGNATURES	15

EARTH ENERGY RESERVES, INC.

BALANCE SHEETS

	September 30	June 30
	2011	2011
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$ 56,461	$ 220,778
TOTAL CURRENT ASSETS	56,461	220,778

Deposit - land	40,000	-

TOTAL ASSETS	$ 96,461	$ 220,778
	=========	========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 60,333	$ 70,054
Accrued expenses	65,318	-
TOTAL CURRENT LIABILITIES	125,651	70,054

STOCKHOLDERS' EQUITY
Series A preferred stock, $0.0001 par value, authorized	3	3
10,000,000 shares, 32,580 and 32,580 shares issued
and outstanding in 2011 and 2010, respectively
Common stock, $0.0001 par value, authorized 90,000,000	1,174	1,167
shares, 11,747,282 and 11,669,782 shares issued and
outstanding in 2011 and 2010, respectively
Additional paid-in capital	4,121,809	3,731,389
Accumulated (deficit) - since quasi-reorganization, July 1, 2010	(4,152,176)	(3,344,335)
	(29,190)	388,224
Common stock subscriptions receivable	-	(237,500)
TOTAL STOCKHOLDERS' EQUITY	(29,190)	150,724

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 96,461	$ 220,778
	=========	=========

The accompanying notes are an integral part of these financial statements.

EARTH ENERGY RESERVES, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	September 30,
	2011	2010

EXPENSES
Salaries	$171,867	$ 195,763
Stock-based compensation	390,018	667,534
General and administrative	245,957	270,407

TOTAL OPERATING EXPENSES	807,842	1,133,704

NET OPERATING LOSS	(807,842)	(1,133,704)

OTHER INCOME/(EXPENSE)
Interest income	1	-

TOTAL OTHER INCOME/(EXPENSES)	1	-

(LOSS) BEFORE INCOME TAXES	(807,841)	(1,133,704)

INCOME TAXES	-	-

NET (LOSS)	$(807,841)	$ (1,133,704)

BASIC AND DILUTED (LOSS) PER SHARE	$ (0.07)	$ (0.10)
	========	==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	11,727,907	11,172,000
	========	==========

The accompanying notes are an integral part of these financial statements.

EARTH ENERGY RESERVES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended,
	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) for the period	(807,841)	(1,133,704)
Adjustments to reconcile net (loss) to net cash used by
operating activities:
Employee share-based compensation	390,018	667,534
Contributed service fees	410	-
Change in operating assets and liabilities:
Accounts payable and accrued expenses	55,596	73,391

NET CASH (USED) BY OPERATING ACTIVITIES	(361,817)	(392,779)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and fixtures	-	(19,455)
Deposit on purchase of oil and gas properties	(40,000)	(102,751)

NET CASH (USED) BY INVESTING ACTIVITIES	(40,000)	(122,206)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	-	62,000
Proceeds from common stock subscriptions receivable	237,500	800,000
Purchase and retirement of Series A preferred stock	-	(44,547)

(Continued on next page)

EARTH ENERGY RESERVES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

NET CASH PROVIDED BY FINANCING ACTIVITIES	237,500	817,453

NET INCREASE (DECREASE) IN CASH	(164,317)	302,468

CASH AT BEGINNING OF PERIOD	220,778	329,773

CASH AT END OF PERIOD	$ 56,461	$ 632,241
	=======	=======
SUPPLEMENTAL CASH FLOWS DISCLOSURES
Cash paid during the period for:
Income taxes	$ - =======	$ - =======
Interest	$ -	$ -
	=======	=======

The accompanying notes are an integral part of these financial statements.

EARTH ENERGY RESERVES, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Earth Energy Reserves, Inc. (formerly Asian American Business Development Company) (“Company”) was incorporated in the State of Nevada on February 12, 2002 as Wiltex First, Inc.  On March 10, 2005, the Company filed a certificate of amendment with the State of Nevada changing its name to Asian American Business Development Company and, on March 13, 2006 the Company’s name was changed to Earth Energy Reserves, Inc.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal and recurring nature.  These financial statements should be read in conjunction with the audited financial statements at June 30, 2011.  Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012.

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

EARTH ENERGY RESERVES, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

NOTE 3: EQUITY TRANSACTIONS

During the three month period ended September 30, 2011, the company had the following stock transactions:

 - Received $237,500 in Subscriptions Receivable from sale of common stock which occurred in the prior quarter.

 - The Company’s Private Placement Memorandum involving Series 2 Units was completed June 30, 2011. A new Private Placement Memorandum for the offering of

      Series 3 Units was initiated in July 2011, although no new sales of common stock were sold as of September 30, 2011, however, significant common stock sales are expected in the upcoming quarter.

 - 100,000 common shares were issued during the quarter to one officer of the Company,

      upon meeting the required vesting schedule.

 - During the current quarter, the Company cancelled 22,500 common shares to correct an apparent discrepancy between the tabulated list of shares earned for services provided to the Company, dating from 2007, and the ledger of shares actually issued.

 - Stock based employee compensation was recorded in the amount of $390,018.

 - Resulting number of common shares issued and outstanding at September 30, 2011 is

      11,747,282.

NOTE 4: QUASI RE-ORGANIZATION

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

NOTE 5: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 21, 2011, the date which the financial statements were available to be issued.

EARTH ENERGY RESERVES, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

On May 3, 2011, the Company entered into a letter of intent with an energy company to purchase various interests in producing oil and gas leases located in the state of Louisiana, internally known as the “NOLA-A” Project.  Until the definitive purchase agreement is executed by both companies, either company may terminate the negotiations regarding this proposed transaction, with or without cause.  The estimated purchase price is $1,050,000, subject to customary closing settlement adjustments. The Company anticipates signing the binding Purchase and Sale Agreement with the Seller on or about November 21, 2011, with closing anticipated at December 31, 2011.

On July 26, 2011 the Company entered into a letter of intent with a large mineral owner to enter an oil and gas lease of 71,900 acres in northern Louisiana for exploration and production of coal bed methane reservoirs, known internally as the “NOLA-B” Project. The Company anticipates consummating the lease by December 31, 2011, with drilling to be initiated as soon as practical, but no later than one year from the lease date. An initial lease bonus payment of $719,000 will be paid by the Company upon signing of the lease.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trends and Uncertainties.   We intend to be an independent oil and natural gas company engaged in the acquisition, drilling and production of oil and natural gas in the United States.  Our future operations may be adversely affected by our competitors, fluctuating oil prices, changing foreign political environments, and any prolonged recessionary periods.

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

Investing Activities.  For the three months ended September 30, 2011 the registrant placed $40,000 in good faith deposits toward the acquisition of the “NOLA-B” leasehold, pursuant to the corresponding July 26, 2011 Letter of Intent. For the three months ended September 30, 2010 the registrant did not pursue any investing activities.

Financing Activities.  For the three months ended September 30, 2011, no common stock was sold, although $237,500 in prior “subscriptions receivable” was received for prior stock sales.  As a result, we had net cash flows from financing activities of $237,500 for the three months ended September 30, 2011.

For the three months ended September 30, 2010, we sold common stock for $62,000, and $800,000 in prior “subscriptions receivable” was received for prior stock sales.  We re-purchased and retired Series A Preferred Stock of $44,547.  As a result, we had net cash flows from financing activities of $817,453 for the three months ended September 30, 2010.

Results of Operations.   We have had only minimal revenue since inception.  Until completion of our recent private offering, most of our expenses have been paid by Galaxy Partners Ltd. Corp, a company controlled by James Hogue, an officer, director and principal shareholder of Earth Energy and through the sale of our common stock.  For the three months ended September 30, 2011 and the three months ended September 30, 2010, Earth Energy received no revenues.

For the three months ended September 30, 2011, the registrant had general and administrative expenses of $245,957 compared to $270,407 for the three months ended September 30, 2010.

The expenses for the three months ended September 30, 2011 and 2010 consisted of salaries, stock based compensation, and the expense of engineering and geological consultants, as well as customary legal, accounting, auditing and general office overhead expenses.

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

Earth Energy may experience problems, delays, expenses, and difficulties sometimes encountered by an enterprise in Earth Energy's stage, many of which are beyond Earth Energy's control.  These include, but are not limited to, unanticipated problems relating to additional costs and expenses that may exceed current estimates and competition.

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

ITEM 4.  CONTROLS AND PROCEDURES

During the three months ended March 31, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 1A.  Risk Factors

          Not applicable for smaller reporting companies

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   (Removed and Reserved)

Item 5.   Other Information

          None

Item 6.   Exhibits

Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**   XBRL Instance Document

101.SCH**   XBRL Taxonomy Extension Schema Document

101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**   XBRL Taxonomy Extension Label Linkbase Document

101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith

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

Dated: November 21, 2011

EARTH ENERGY RESERVES, INC.

By:

/s/Steven A. Kranker

Steven A. Kranker

Principal Executive Officer

By:

/s/Doyle Pennington

Doyle Pennington

Interim Principal Financial Officer