Form 10-Q
period 2011-12-31
Earth Energy Reserves, Inc.
filed 2012-02-21
CIK 1327557

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended December 31, 2011

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

February 21, 2012:

Common Stock  -  11,972,282

EARTH ENERGY RESERVES, INC.

FORM 10-Q

For the quarterly period ended December 31, 2011

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	13
Item 1A. Risk Factors	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults upon Senior Securities	13
Item 4. (Removed and Reserved)	13
Item 5. Other Information	13
Item 6. Exhibits	13

SIGNATURES	14

EARTH ENERGY RESERVES, INC.

BALANCE SHEETS

	December 31,	June 30,
	2011	2011
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$ 54,686	$ 220,778
TOTAL CURRENT ASSETS	54,686	220,778
Deposit - land	40,000	-
TOTAL ASSETS	$ 94,686	$ 220,778

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable - short term	$ 30,000	$ -
Accounts payable	100,596	70,054
Accounts payable - related parties	19,365	-
Accrued expenses	124,824	-
TOTAL CURRENT LIABILITIES	274,785	70,054

STOCKHOLDERS' EQUITY
Series A preferred stock, $0.0001 par value, authorized
10,000,000 shares, 32,580 and 32,580 shares issued
and outstanding at December 31, 2011 and June 30, 2011,
respectively	3	3
Common stock, $0.0001 par value, authorized 90,000,000
shares, 11,917,282 and 11,669,782 shares issued
and outstanding at December 31, 2011 and June 30, 2011,
respectively	1,191	1,167
Additional paid-in capital	4,769,706	3,731,389
Accumulated (deficit) - since quasi-reorganization, July 1, 2010	(4,950,999)	(3,344,335)
	(180,099)	388,224
Common stock subscriptions receivable	-	(237,500)
TOTAL STOCKHOLDERS' EQUITY	(180,009)	150,724
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 94,686	$ 220,778

The accompanying notes are an integral part of these financial statements.

EARTH ENERGY RESERVES, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
EXPENSES
Salaries	$ 185,699	$ 179,766	$ 357,567	$ 393,529
Stock-based compensation	390,018	476,705	780,036	1,144,239
General and administrative	220,211	81,809	466,168	352,216
TOTAL OPERATING EXPENSES	795,928	738,280	1,603,771	1,889,984
NET OPERATING (LOSS)	(795,928)	(738,280)	(1,603,771)	(1,889,984)

OTHER INCOME/ (EXPENSE)
Interest income	1	523	2	523
Interest expense	(2,896)	-	(2,896)	-
TOTAL OTHER INCOME/(EXPENSE)	(2,895)	523	(2,894)	523
(LOSS) BEFORE INCOME TAXES	(798,823)	(737,757)	(1,606,665)	(1,889,461)
INCOME TAXES	-	-	-	-
NET (LOSS)	$(798,823)	$ (737,757)	$(1,606,665)	$(1,889,461)

BASIC AND DILUTED (LOSS) PER SHARE	$ (0.07)	$ (0.07)	$ (0.14)	$ (0.17)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	11,789,782	11,210,800	11,760,497	11,188,900

The accompanying notes are an integral part of these financial statements.

EARTH ENERGY RESERVES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) for the period	$(1,606,665)	$(1,889,461)
Adjustment to reconcile net (loss) to net cash
(used) by operating activities:
Employee share-based compensation	780,036	1,144,239
Contributed services fees	410	-
Warrants issued for interest	2,896	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	155,366	(29,228)
Accounts payable - related parties	19,365	-
NET CASH (USED) BY OPERATING ACTIVITIES	(648,592)	(774,450)
CASH FLOWS FROM INVESTING ACTIVITIES
Deposit on purchase of oil and gas property	(40,000)	(100,000)
NET CASH (USED) BY INVESTING ACTIVITIES	(40,000)	(100,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short term note payable	30,000	-
Sale of common stock	255,000	62,000
Proceeds from subscription receivable	237,500	965,000
Re-purchase and retirement of Series A preferred stock	-	(79,095)
NET CASH PROVIDED BY FINANCING ACTIVITIES	522,500	947,905
NET INCREASE (DECREASE) IN CASH	(166,092)	73,455
CASH AT BEGINNING OF PERIOD	220,778	329,773
CASH AT END OF PERIOD	$ 54,686	$ 403,228
SUPPLEMENTAL CASH FLOWS DISCLOSURES
Cash paid during the period for:
Income taxes	$ -	$ -
Interest	$ -	$ -

The accompanying notes are an integral part of these financial statements.

EARTH ENERGY RESERVES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal and recurring nature.  These financial statements should be read in conjunction with the audited financial statements at June 30, 2011.  Operating results for the six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012.

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

EARTH ENERGY RESERVES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

NOTE 3: EQUITY TRANSACTIONS

During the six month period ended  December 31, 2011, the company had the following stock transactions:

The Company received $237,500 in Subscriptions Receivable from sale of common stock which had occurred during the fourth quarter of the previous fiscal year.

As of June 30, 2011, the Company had completed its Private Placement Memorandum involving Series 2 Units. Subsequently, a new Private Placement Memorandum offering Series 3 Units was initiated in July 2011, with the intent to raise $15 million in equity capital, by selling Units at $1.50 each. Each of the Series 3 Units consists of one common share and two three-year warrants. During December 2011, 170,000 Series 3 Units were sold to three new shareholders for a total capital infusion of $255,000. Significant additional Unit sales are expected next quarter.

Also during the six months, the Company issued 100,000 common shares to a corporate officer upon meeting the required vesting schedule. The Company had also cancelled 22,500 common shares to correct an apparent discrepancy between the tabulated list of shares earned for services provided to the Company, dating back to 2007, and to the ledger of shares actually issued. The Company recorded $780,036 in share-based compensation consisting of both common shares and options.  As of December 31, 2011, the resulting number of common shares issued and outstanding is 11,917,282.

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

NOTE 5: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued.

EARTH ENERGY RESERVES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

NOTE 5: SUBSEQUENT EVENTS (continued)

On February 3, 2012, the Company executed the definitive Purchase and Sale Agreement for our previously announced acquisition of our “NOLA-A” property, with $50,000 good faith deposit placed with the seller. The NOLA-A property consists of various interests in producing oil and gas leases located in the state of Louisiana, on an established 14,400 acre leasehold with 19 existing gas wells.  The purchase price is $1,050,000, subject to customary closing settlement adjustments. The Company anticipates closing the transaction on February 29, 2012.

On December 9, 2011, the Company signed an extension to the previously announced letter of intent with a large mineral owner to enter an oil and gas lease of 71,900 acres in northern Louisiana for exploration and production of coal bed methane reservoirs, known internally as the “NOLA-B” Project. The Company anticipates consummating the lease by February 29, 2012, with drilling to be initiated as soon as practical, but no later than one year from the lease date. An initial lease bonus payment of $719,000 will be paid by the Company upon signing of the lease.

On December 2, 2011, the Company engaged the services of an investment banking firm to pursue raising up to $30 million additional capital for operations in the form of mezzanine debt financing. The company has executed the preliminary term sheet, and is currently awaiting final approval of this debt facility, with final interest rate and other terms as yet not finalized. The Company expects to close on this mezzanine debt financing on February 29, 2012, concurrent with closing on the NOLA-A and NOLA-B properties and leases.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trends and Uncertainties.  The Company intends to be an independent oil and natural gas company engaged in the acquisition, drilling, and production of oil and natural gas in the United States.  The Company’s future operations may be adversely affected by its competitors, fluctuating oil prices, changing foreign political environments, and any prolonged recessionary periods.

Capital and Source of Liquidity.  The Company is evaluating and pursuing several acquisitions in conventional oil and gas reservoirs, with the intent to maintain diversification in its asset portfolio.  The Company believes that there will be sufficient capital from recent equity financing and the proposed equity and debt financing to conduct operations for the next twelve months.

Presently, proceeds of the Company’s equity financing and cash comprise all of the total cash necessary to conduct operations.  Any proposed acquisitions will determine the amount of additional financing necessary to continue operations.

The Company is currently pursuing equity financing.  The board of directors shall determine the amount and type of any additional financing necessary as our financial situation dictates.

Investing Activities.  For the six months ended December 31, 2011, the Company made a $40,000 good-faith deposit on the purchase of oil and gas properties.  As a result, the Company had net cash used by investing activities of $40,000.  Likewise, for the six months ended December 31, 2010, the Company had made a $100,000 good-faith deposit on the purchase of oil and gas properties, resulting in net cash used by investing activities of $100,000.

Financing Activities.  For the six months ended December 31, 2011, the Company received $30,000 in proceeds from a short-term note payable.  In addition to the cash received, the Company attached 15,000 Class B Warrants to purchase common shares of the Company’s common stock, par value $0.001, for a strike price of $1.75.  These warrants will expire three years from the date of the note issued.  The Company also received $255,000 in proceeds for the sale of 170,000 shares of common stock.  These 170,000 shares, as part of the Company’s Series 3 Private Placement Units, were also accompanied by 340,000 three-year warrants.  Finally, the Company received $237,500 in proceeds from stock subscriptions receivable from the sale of common stock, which had occurred during the fourth quarter of the previous fiscal year.  As a result, the Company’s net cash flows from financing activities for the six months ended December 31, 2011 was $522,500.

For the six months ended December 31, 2010, the Company sold common stock for cash in the amount of $62,000, as well as received proceeds from stock subscription receivable of $965,000.  Additionally, the Company re-purchased and subsequently retired Series A preferred stock of $79,095, resulting in net cash flows from investing activities for the six months ended December 31, 2010 of $947,905.

Result of Operations.  The Company has had only minimal revenue since inception, with all recent activities funded through the sale of its common stock.  For the six months ended December 31, 2011 and December 31, 2010, the Company received no revenues.

For the six months ended December 31, 2011, the Company recorded general and administrative expenses of $1,603,771, compared to $1,889,984 for the six months ended December 31, 2010.  The expenses for the six months ended December 31, 2011 and 2010 consisted of salaries, stock-based compensation, and the expense of engineering and geological consultants, as well as customary legal, accounting, auditing, and general office overhead expenses.

Plan of Operation.  The Company has developed an operating strategy that is based on acquiring underdeveloped oil and gas properties that include, or are adjacent to, existing active production; consequently, these properties are lower risk with attractive rates of return on the development potential.  The Company has elected directors and appointed and hired officers and consultants with substantial experience in unconventional gas production, including coal bed methane reservoirs, plus the expertise in horizontal wellbore drilling, and the Company has correspondingly pursued several acquisitions in this arena.  The Company is also evaluating and pursuing several acquisitions in conventional oil and gas reservoirs, with the intent to maintain diversification in its asset portfolio.  The Company has a bias towards desiring to be the operator of the properties it is acquiring but are not exclusively against acquiring non-operated positions in oil and gas assets.

Earth Energy may experience problems, delays, expenses, and difficulties sometimes encountered by an enterprise in a similar stage, many of which are beyond the Company’s control.  These include, but are not limited to, unanticipated problems relating to additional costs and expenses that may exceed current estimates and competition.

Earth Energy is not delinquent in any of its obligations even though the Company has generated no operating revenues.  The Company intends to pursue its business plan utilizing cash made available from the private sale of its securities and future operations.  The Company’s management is of the opinion that the proceeds of the sales of its securities and future revenues will be sufficient to pay its expenses for the next twelve months.

Earth Energy is pursuing financing for its operations and seeking additional private investments.  In addition, the Company is seeking to expand its revenue base.  Failure to secure such financing or to raise additional equity capital and to expand its revenue base may result in the Company not being able to pay its obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not consider the effects of interest rate movements to be a material risk to our financial condition.  We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4.  CONTROLS AND PROCEDURES

During the period ended December 31, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2011.  Based on this evaluation, our chief executive officer and chief principal financial officer have concluded such controls and procedures to be effective as of December 31, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: February 21, 2011

EARTH ENERGY RESERVES, INC.

By:

/s/Steven A. Kranker

Steven A. Kranker

Principal Executive Officer

By:

/s/Doyle Pennington

Doyle Pennington

Interim Principal Financial Officer