Form 10-Q/A
period 2011-12-31
Earth Energy Reserves, Inc.
filed 2012-02-22
CIK 1327557

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT 1 TO

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

The number of outstanding shares of the registrant's common stock, February 22, 2012:  Common Stock – 11,972,282

Explanatory Note

This Amendment 1 to the Form 10-Q for the quarter ended December 31, 2011 of the registrant, originally filed with the Securities and Exchange Commission on February 21, 2012 amends the original Form 10-Q in the manner described below.

Amendment 1 is being filed solely to correctly attach the XBRL exhibits.

Pursuant to SEC rules, we have included currently-dated certifications from our chief executive officer and our chief financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 22, 2012

EARTH ENERGY RESERVES, INC.

By: /s/Steven A. Kranker

Steven A. Kranker

Principal Executive Officer,

By: /s/Doyle Pennington

Doyle Pennington

Interim Principal Financial Officer

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

3