Form 10-Q
period 2012-03-31
Earth Energy Reserves, Inc.
filed 2012-05-21
CIK 1327557

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2012

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

May 21, 2012:

Common Stock  -  12,012,202

EARTH ENERGY RESERVES, INC.

FORM 10-Q

For the quarterly period ended March 31, 2012

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	14
Item 1A. Risk Factors	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults upon Senior Securities	14
Item 4. Mine	14
Item 5. Other Information	14
Item 6. Exhibits	14

SIGNATURES	15

EARTH ENERGY RESERVES, INC.

BALANCE SHEETS

	March 31	June 30
	2012	2011
	(Audited)	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$ 8,167	$ 220,778
TOTAL CURRENT ASSETS	8,167	220,778

Deposit - land	90,000	-

TOTAL ASSETS	$ 98,167	$ 220,778

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable - short term	$ 30,000	$ -
Notes payable - related parties	44,300	-
Accounts payable	83,284	70,054
Accounts payable - related parties	14,251	-
Accrued expenses	248,220	-
TOTAL CURRENT LIABILITIES	420,055	70,054

STOCKHOLDERS' EQUITY

Series A preferred stock, $0.0001 par value, authorized	3	3
10,000,000 shares, 32,580 and 32,580 shares issued and
outstanding at March 31, 2012 and June 30, 2011, respectively
Common stock, $0.0001 par value, authorized 90,000,000
shares, 12,012,202 and 11,669,782 shares issued and
outstanding at March 31, 2012 and June 30, 2011, respectively	1,201	1,167
Additional paid-in capital	5,286,806	3,731,389
Accumulated (deficit) - since quasi-reorganization, July 1, 2010	(5,609,898)	(3,344,335)
	(321,888)	388,224
Common stock subscriptions receivable	-	(237,500)
TOTAL STOCKHOLDERS' EQUITY	(321,888)	150,724

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 98,167	$ 220,778

The accompanying notes are an integral part of these financial statements.

EARTH ENERGY RESERVES, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

EXPENSES
Salaries	$190,680	$164,772	$548,247	$558,301
Stock-based compensation	374,610	428,646	1,154,646	1,572,885
General and administrative	92,859	115,234	559,027	467,450

TOTAL OPERATING EXPENSES	658,149	708,652	2,261,920	2,598,636

NET OPERATING LOSS	(658,149)	(708,652)	(2,261,920)	(2,598,636)

OTHER INCOME/(EXPENSE)
Interest income	1	67	2	590
Interest expense	(750)	-	(3,645)	-

TOTAL OTHER INCOME/(EXPENSES)	(749)	67	(3,643)	590

(LOSS) BEFORE INCOME TAXES	(658,898)	(708,585)	(2,265,563)	(2,598,046)

INCOME TAXES	-	-	-	-

NET (LOSS)	$(658,898)	$(708,585)	$(2,265,563)	$(2,598,046)

BASIC AND DILUTED (LOSS) PER SHARE	$(0.06)	$(0.06)	$(0.19)	$(0.23)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	11,959,782	11,244,582	11,824,532	11,208,622

The accompanying notes are an integral part of these financial statements.

EARTH ENERGY RESERVES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended,
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) for the period	$(2,265,563)	$(2,598,046)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Employee share-based compensation	1,154,646	1,572,895
Contributed services fees	410	-
Warrants issued for interest	2,895	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	261,450	(78,487)
Accounts payable - related parties	14,251	-

NET CASH (USED) BY OPERATING ACTIVITIES	(831,911)	(1,103,638)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit on purchase of oil and gas properties	(90,000)	(100,000)

NET CASH (USED) BY INVESTING ACTIVITIES	(90,000)	(100,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short term note payable	30,000	-
Proceeds from short term note payable to related parties	44,300	-
Sale of common stock	397,500	112,000
Proceeds from subscription receivable	237,500	965,000
Re-purchase and retirement of Series A preferred stock	-	(90,611)

NET CASH PROVIDED BY FINANCING ACTIVITIES	709,300	986,389

NET INCREASE (DECREASE) IN CASH	(212,611)	(217,249)

CASH AT BEGINNING OF PERIOD	220,778	329,773

CASH AT END OF PERIOD	$ 8,167	$ 112,524

SUPPLEMENTAL CASH FLOWS DISCLOSURES
Cash paid during the period for:
Income taxes	$ -	$ -
Interest	$ -	$ -

The accompanying notes are an integral part of these financial statements.

EARTH ENERGY RESERVES, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal and recurring nature.  These financial statements should be read in conjunction with the audited financial statements at June 30, 2011.  Operating results for the nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012.

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

EARTH ENERGY RESERVES, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

NOTE 3: EQUITY TRANSACTIONS

During the nine month period ended  March 31, 2012, the company had the following stock transactions:

The Company received $237,500 in Subscriptions Receivable from sale of common stock which had occurred during the fourth quarter of the previous fiscal year.

As of June 30, 2011, the Company had completed its Private Placement Memorandum involving Series 2 Units. Subsequently, a new Private Placement Memorandum offering Series 3 Units was initiated in July 2011, with the intent to raise $15 million in equity capital, by selling Units at $1.50 each. Each of the Series 3 Units consists of one common share and two three-year warrants. During the four months from December 2011 through March 2012, 265,000 Series 3 Units were sold to six new shareholders for a total capital infusion of $397,500. Significant additional Unit sales are expected next quarter.

Also during the nine months, the Company issued 100,000 common shares to a corporate officer upon meeting the required vesting schedule. The Company had also cancelled 22,500 common shares to correct an apparent discrepancy between the tabulated list of shares earned for services provided to the Company, dating back to 2007, and to the ledger of shares actually issued. The Company recorded $1,154,646 in share-based compensation consisting of both common shares and options.  As of March 31, 2012, the resulting number of common shares issued and outstanding is 12,012,282.

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

EARTH ENERGY RESERVES, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

NOTE 5: SUBSEQUENT EVENTS (Continued)

On February 3, 2012, the Company executed the definitive Purchase and Sale Agreement for our previously announced acquisition of our “NOLA-A” property, with $50,000 good faith deposit placed with the seller. The NOLA-A property consists of various interests in producing oil and gas leases located in the state of Louisiana, on established 14,400 acre leasehold with 19 existing gas wells.  The purchase price is $1,050,000, subject to customary closing settlement adjustments. As of April 8, 2012, the Purchase and Sale Agreement was suspended, due to the Company’s delays in raising sufficient capital to close the transaction. The Company is in continual verbal conversations with the Seller, and fully expects the property to remain available for purchase, allowing the Company to revive the Agreement, contingent upon raising the capital in the coming weeks.

On December 9, 2011, the Company signed an extension to the previously announced letter of intent with a large mineral owner to enter an oil and gas lease of 71,900 acres in northern Louisiana for exploration and production of coal bed methane reservoirs, known internally as the “NOLA-B” Project. While the Company anticipated consummating the lease by February 29, 2012, due to the delays in raising the capital, the Letter of Intent technically expired. The Company is in continuing verbal conversations with the Mineral Owner, and expects the property to remain available for lease, allowing the Company to revive the agreement, contingent upon raising sufficient capital. An initial lease bonus payment of $719,000 will be paid by the Company upon signing of the lease.

On December 2, 2011, the Company engaged the services of an investment banking firm to pursue raising up to $30 million additional capital for operations in the form of mezzanine debt financing. The company has executed the preliminary term sheet, and is currently awaiting final approval of this debt facility, with final interest rate and other terms as yet not finalized. While the Company expected to close on this mezzanine debt financing on February 29, 2012, due to the precipitous decline in natural gas commodity pricing during the December 2011 to February 2012 period , the investment bank’s imminent approval has been delayed, but is still likely forthcoming.

Beginning in March, 2012, the Board of Directors has elected to modify the Company’s acquisition and development focus from one exclusively emphasizing natural gas development in northern Louisiana (our “NOLA” play), to a revised focus of evaluating and acquiring a producing, oil or gas field with significant current cash flow, that will more readily enable project financing. Pursuit of the NOLA gas project will follow

EARTH ENERGY RESERVES, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

NOTE 5: SUBSEQUENT EVENTS (Continued)

closing on the producing property. Management is currently evaluating ten to fifteen such properties, with an imminent offer to purchase one or more properties forthcoming in the next few weeks.

On May 1, 2012, the Company’s Management attended an oil and gas industry exposition in Houston, TX, wherein the Company received renewed interest in the NOLA gas project from investment bankers, institutional capital sources, potential joint venture partners, as well as introduction to several additional producing oil and gas properties for sale. The Company is currently pursuing these leads for both a promising “back-up” source of NOLA project funding, and for a forthcoming purchase offer on one of the producing assets.

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

Investing Activities.  For the three months ended March 31, 2012, the Company made a $50,000 good-faith deposit on the purchase of the “NOLA-A” oil and gas properties, as compared to no activity in the three months ending March 31, 2011.  For the nine months ended March 31, 2012, the Company made a $50,000 good-faith deposit on the purchase of the “NOLA-A” oil and gas properties, and a $40,000 good-faith deposit on the acquisition of the “NOLA-B” natural gas lease.  As a result, the Company had net cash used by investing activities of $90,000.  Likewise, for the nine months ended March 31, 2011, the Company had made a $100,000 good-faith deposit on the purchase of oil and gas properties, resulting in net cash used by investing activities of $100,000.

Financing Activities.  For the nine months ended March 31, 2012, the Company received $30,000 in proceeds from a short-term note payable, and $44,300 short-term note from one Officer.  In addition to the cash received, the Company attached (to the $30,000 note) 15,000 Class B Warrants to purchase common shares of the Company’s common stock, par value $0.001, for a strike price of $1.75.  These warrants will expire three years from the date of the note issued.  The Company also received $397,500 in proceeds for the sale of 265,000 shares of common stock.  These 265,000 shares, as part of the Company’s Series 3 Private Placement Units, were also accompanied by 530,000 three-year warrants.  Finally, the Company received $237,500 in proceeds from stock subscriptions receivable from the sale of common stock, which had occurred during the fourth quarter of the previous fiscal year.  As a result, the Company’s net cash flows from financing activities for the nine months ended March 31, 2012 was $709,300.

For the nine months ended March 31, 2011, the Company sold common stock for cash in the amount of $112,000, as well as received proceeds from stock subscriptions receivable of $965,000.  Additionally, the Company re-purchased and subsequently retired Series A preferred stock of $90,611, resulting in net cash flows from investing activities for the nine months ended March 31, 2011of $986,389.

For the three months ended March 31, 2012, the Company sold common stock for cash in the amount of $142,500 in the form of the Series 3 Private Placement Units, and received the proceeds of $44,300 short-term note from one Officer. For the three months ended March 31, 2011, the Company sold common stock for cash in the amount of $50,000 in the form of the Series 2 Private placement Units.

Result of Operations.  The Company has had only minimal revenue since inception, with all recent activities funded through the sale of its common stock.  For the nine months ended March 31, 2012 and March 31, 2011, the Company received no revenues.

For the nine months ended March 31, 2012 the Company recorded general and administrative expenses of $2,261,920, compared to $2,598,646 for the nine months ended March 31, 2011.  The expenses for the nine months ended March 31, 2012 and 2011 consisted of salaries, stock-based compensation, and the expense of engineering and geological consultants, as well as customary legal, accounting, auditing, and general office overhead expenses.

Similarly, for the three months ended March 31, 2012 the Company recorded general and administrative expenses of $658,149, compared to $708,652 for the three months ended March 31, 2011, for the same categories of routine overhead expenses.

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

ITEM 4.  CONTROLS AND PROCEDURES

During the period ended March 31, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2012.  Based on this evaluation, our chief executive officer and chief principal financial officer have concluded such controls and procedures to be effective as of March 31, 2012 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable for smaller reporting companies

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Mine Safety Disclosures

Not Applicable

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

Dated: May 21, 2012

EARTH ENERGY RESERVES, INC.

By:

/s/Steven A. Kranker

Steven A. Kranker

Principal Executive Officer

By:

/s/Doyle Pennington

Doyle Pennington

Interim Principal Financial Officer